Form 10QSB
period 1999-06-30
ACCESS NETWORK CORP
filed 1999-09-23
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 1999
                 Commission file number 000-26539

                    ACCESS NETWORK CORPORATION
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)

        Nevada                                      88-0409450
  ____________________________              ________________________________
 (State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization

  6357 Vicuna Drive, Las Vegas, Nevada                     89146
   ________________________________________________      _____________
    (Address of principal executive offices)              (Zip Code)


                          (702) 247-4474
         ________________________________________________
         (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing
requirements for the past 90 days. Yes [  ]   No [X]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of September 15, 1999, the issuer had outstanding 401,200 shares of its Common Stock, $0.001 par value.

                  PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements of Access Network Corporation, a Nevada corporation (the "Company"), as of June 30, 1999, were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

                    ACCESS NETWORK CORPORATION

                  (A DEVELOPMENT STAGE COMPANY)

                       FINANCIAL STATEMENTS

                          JUNE 30, 1999
                           (Unaudited)

                        TABLE OF CONTENTS




                                                     Page Number


ACCOUNTANT'S REPORT....................................   1

FINANCIAL STATEMENT:

     Balance Sheet.....................................   2

     Statement of Operations and Deficit
      Accumulated During the Development Stage.........   3

     Statement of Changes in Stockholders' Equity......   4

     Statement of Cash Flows...........................   5

     Notes to the Financial Statements.................   6

DAVID COFFEY               3651 Lindell Road, Suite A, Las Vegas, Nevada 89103
------------------------------------------------------------------------------
Certified Public Accountant    (702)871-3979




To the Board of Directors and Stockholders of Access Network Corporation
Las Vegas, Nevada


      I have compiled the balance sheet of Access Network Corporation as of June 30, 1999 and the related statements of operations, cash flows and changes in stockholders' equity for the period ended in accordance with Statement on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

      A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


/s/ David Coffey, CPA



David Coffey C.P.A.
July 23, 1999

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
JUNE 30, 1999
(Unaudited)

ASSETS

Cash                                                           $      44,865
Organizational costs less accumulated
   amortization of $30                                                   155
Deposits                                                                 109
Income taxes receivable                                                  220
Inventory                                                                201
                                                                      ------
   Total Assets                                                $      45,550
                                                                      ======

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                               $           0
                                                                          --
   Total Liabilities                                                       0

Stockholders' Equity
   Common stock, authorized 25,000,000 shares
   at $.001 par value, issued and outstanding
   401,200 shares                                                        401
   Additional paid-in capital                                         46,835
   Deficit accumulated during the
     development stage                                                (1,686)
                                                                      ------
   Total Stockholders' Equity                                         45,550

   Total Liabilities and Stockholders' Equity                  $      45,550

The accompanying notes are an integral part of these financial statements.

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
FOR THE PERIOD ENDED June 30, 1999
(With Cumulative Figures From Inception)
(Unaudited)


                                                             From Inception,
                             January 1, 1999                   Sept. 8, 1998
                            To June 30, 1999                To June 30, 1999
                            -----------------               -----------------
Sales                          $           0                    $      8,592

Cost of sales                              0                          (6,509)
                                         ---                           -----
Gross margin                               0                           2,083


Expenses
   Amortization                           18                              30
   Consulting                          3,000                           3,000
   Fees                                  103                             203
   Office supplies                         0                             536
                                       -----                           -----
Total expenses                         3,121                           3,769

Net loss before income taxes          (3,121)                         (1,686)
Income taxes receivable                  220                               0
                                       -----                           -----
Net loss                              (2,901)                   $     (1,686)
                                                                       =====
Retained earnings,
beginning of period                    1,215
                                       -----
Deficit accumulated during
the development stage          $      (1,686)
                                      =====
Earnings (loss) per share
assuming dilution:
Net loss                       $        (.01)                   $       (.01)
                                         ===                             ===
Weighted average shares outstanding  300,600                         260,360
                                     =======                         =======



The accompanying notes are an integral part of these financial statements.

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD FROM September 8, 1998 (Date of Inception)
To June 30, 1999
(Unaudited)
                                                   Additional
                          Common Stock             Paid-in
                          Shares    Amount         Capital           Total
                          -------   ------         -------           -----
Balance,
September 8, 1998             ---  $  ---        $    ---      $       ---


Issuance of common
stock for cash           200,000      200           9,800           10,000

Net income                   ---      ---             ---            1,215
                         -------      ---           -----            -----

Balance,
December 31, 1998        200,000      200           9,800           11,215

Issuance of common
stock for cash           201,200      201          50,099           50,300

Less offering costs            0        0         (13,064)         (13,064)
Less net loss                ---      --              ---           (2,901)
                         -------      ---             ---            -----
Balance,
June 30, 1999            401,200   $  401        $ 46,835      $    45,550
                         =======    =====          ======           ======


The accompanying notes are an integral part of these financial statements.

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED June 30, 1999
(With Cumulative Figures From Inception)
(Unaudited)
                                                             From Inception,
                                           January 1, 1999   Sept. 8, 1999
                                           To June 30, 1999  To June 30, 1999
                                           ----------------- ----------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss                                   $     (2,901)     $     (1,686)
Non-cash items included in net loss
   Amortization                                      18                30
Adjustments to reconcile net loss to
  cash used by operating activity
  Prepaid offering costs                          3,000                 0
Accounts receivable                               1,087                 0
Deposits                                           (109)             (109)
Income taxes receivable                            (220)             (220)
Inventory                                             0              (201)
Accounts payable                                   (720)                0
                                           ----------------- ----------------

     NET CASH PROVIDED BY
     OPERATING ACTIVITIES                           155            (2,186)

CASH FLOWS USED BY INVESTING ACTIVITIES
   Organizational costs                               0               185
                                           ----------------- ----------------
 NET CASH USED BY
  INVESTING ACTIVITIES                                0               185

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                             201               401
   Paid-in capital                               50,099            59,899
   Less offering costs                          (13,064)          (13,064)
                                           ----------------- ----------------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                        37,236            47,236

     NET INCREASE IN CASH                        37,391      $     44,865
                                                             ================
CASH AT BEGINNING OF PERIOD                       7,474
                                           -----------------
            CASH AT END OF PERIOD          $     44,865
                                           =================


The accompanying notes are an integral part of these financial statements.

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 1999

NOTES TO THE FINANCIAL STATEMENTS

      Access Network Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 1999, since there have been no material changes (other than indicated in the other footnotes) to the information previously reported by the Company in the audited financial statements for the four months ended April 30, 1999.

UNAUDITED INFORMATION

        The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS CONDITION OR PLAN OF
            OPERATION

     The following discussion provides information which Management believes is relevant to an assessment and understanding of the Company's plan of operation. This discussion should be read in conjunction with the Company's financial statements and notes.

This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding the future purchase of equipment, hiring additional personnel, potential contracts with third parties, future cash requirements, future profitability and year 2000 issues are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

GENERAL

      The Company currently operates at 6357 Vicuna Drive, Las Vegas, Nevada 89146. The Company's principal business is providing speciality gift packaging to small businesses, especially independent sale personnel of direct marketing entities. The Company's fiscal year end is December 31 of each year.
The Company is a development stage company with no revenues during its last two fiscal quarters and total revenues from operations from inception in September of 1998 to the June 30, 1999 of $8,592, all of which were achieved in 1998. Total costs of sales for that same period was $6,509 with a net income for the year ended December 31, 1998 of $2,083. During Company's second fiscal quarter its net assets decreased to $45,550 from $53,363 at April 30, 1999. This decrease of $7,813 was largely due to a decrease in cash due to expenditures of $3,000 in consulting fees related to the preparation and filing of the Company's Form 10-SB. The Company has inventory of $201 and has yet to purchase inventory in 1999. The Company anticipate purchasing inventory in the later part of the 3rd quarter in anticipation of the holiday season. Currently the Company has generated no income from sales in 1999.

     The Company's operations are extremely seasonal, and it anticipates that the bulk of its revenues, if any, will be generated in the 4th quarter of its fiscal year. (The specialty packaging industry and fashion packaging industry in general rely on traditional holidays which spur consumer buying.) In 1998 the Company generated all of it revenues during the 4th quarter and Management believes this to be the trend for the current year. The Company's goal is to continue with the same net profit margin of approximately 24% in order to be competitive and will rely on volume for revenues. In addition, the Company acknowledges that it has a very limited product line during its first quarter of operation (the 4th quarter of 1998). The Company's product line to date is comprised of two different styles of "gourmet" gift boxes known as the one piece "Gable Box(es)". The colors of the Gable Boxes consist of metallic white and gold and the dimensions are 3.5" X 3.5" X 13". These boxes were specifically chosen to satisfy the needs of the Company's initial target market, that is independent sales directors for Mary Kay, Inc., and were utilized as seasonal gift boxes by such individuals in their sales of Mary Kay Cosmetics during the 1998 Christmas season. The Company also offers other related merchandise including wrap, tissue and ribbon. The Company's Gable Boxes and related merchandise lend itself well to coordinated gift wrapping. The Company believes that a beautifully wrapped gift package (ie. a well designed and produced package) will do the following for the Company's clients: (1) generate repeat business for the client; (2) add to the value of the gift itself; and (3) enhance the client's image. The Company currently has a limited inventory on hand of approximately 1,000 Gable Boxes and will purchase additional inventory and other types of product inventory when and as needed. Marci Evans, the Company's President and CEO, attends to most of the marketing of the Gable Boxes and intends to sell the same line of Gable Boxes to the Company's current and new customers during the 1999 Christmas season because such customers have indicated satisfaction with the product and a willingness to repurchase.

     Also, on a limited/test basis, during the 1998 Christmas season, the Company offered a demonstration video, on the preparation of the "Twelve Days of Christmas" for the Company's clientele. The video was produced by the Company's President, Marci Evans, in response to customers questions on the use of the Gable Boxes in connection with the "12 Days of Christmas" gift set, a high ticket specialty gift item marketed by Mary Kay independent sales directors during the 1998 Christmas season. The videos provided a means to demonstrate how to use the specialty gift boxes to best advantage and sold for $5.00. The response from the Company's clients was favorable with several videos sold. Ms. Evans believe the concept is worthwhile for the Company to pursue and intends to produce the video a second time for the 1999 season on a more professional basis. The Company has been seeking professional assistance in producing the video at a cost effective price, and has contacted Steve Lemon of Hurricane, Utah, owner of "The Studio" for complete production. No agreement with Mr. Lemon has been signed as of the date of this registration statement for the production of the video, nor has a definitive date been set to begin the same.

PLAN OF OPERATION

     During the Company's next 12 months, the Company will concentrate on the marketing of its Gable Boxes, and as well as other product line, if any, to current and new customers. The Company has spent the last couple of months in the research of new wholesalers of the speciality gift packaging. Management has been in contact with companies that stock or drop ship the products which the Company currently sells. The Company plans to use Floral Supply Syndicate, Nashville Wraps, U.S. Box Corporation, Gift Box and Costco Wholesale. Management and spoken with representatives of these companies and has determined that the wholesale box to be used by the Company vary greatly in price and in discount by volume. Management will research which companies offer the best price per 100 units, volume discount, drop shipment and reorder time. During September of 1999, the Company purchased $1,000 worth of its "Gable Boxes", and intends to purchase approximately $2,500 worth of additional inventory in the near future.

     The Company attributes last years sales to personal business contacts of the Management and believes the sales season this year will also follow the same trend. Management hopes the referrals from last years sales season will expand the Company's presence in this specialized market place. The Company does not plan to use any advertisement at this point in time but will continue to pursue it's current market aggressively in the 4th quarter of 1999 through the efforts of the Company's President, and her contacts in the Mary Kay

Cosmetics industry. The Company will also target other small business, especially independent sales agents for companies in the direct sales industry such as NuSkin, Avon, and Amway, which might have the use of specialty packaging in connection with either resales or as part of their own overall business marketing approach. The Company has been and will continue to be reliant on contacts that Ms. Evans has made during her years as a Mary Kay, Inc. Independent Sales Director, as part of its marketing approach.
Currently, as a result of Evans marketing efforts in last year's fourth quarter, the Company has 25 retail clients in 12 different states. Most of these clients are comprised of Independent Mary Kay Cosmetics Sales Directors. Ms. Evans will make contact with each of these contacts as part of her initial marketing efforts.

      Ms. Evans intends to continue to pursue these Independent Sales Directors at Mary Kay as the Company's target market almost exclusively during the next 12 months, although the she will investigate other potential markets, such as:

      1.  Sales Directors of Other Direct Marketing Companies   The Company
will pursue sales directors with other direct marketing companies, such as NuSkin and Avon, as one of its priority target markets. Ms. Evans hopes to attend seminars sponsored for independent sales directors with her products in hopes of achieving some sales.

      2. Direct Marketing Companies -- The Company hopes that the inroads it makes with sales associates of direct marketing companies may lead to potential sales or sales contracts with the direct marketing companies themselves. It is Management's belief that if it can provide a product which assists the independent sales associates with boosting sales of their product, the same could be a means of achieving certain referrals and recommendations with the company itself, especially for specialty, seasonal packaging.

      3. Maintaining a Wholesale/Retail Store Front the Company will investigate the potential of this market although it is not a priority. Maintaining a store front will require a large outlay of capital and is something which will be looked at in connection with the Company's investigation of marketing opportunities in the greater Las Vegas area.

      4. Purchasing and Reselling Overstock Merchandise From Suppliers as Ms. Evans establishes relationships with various manufacturers/suppliers, she will be able to analyze overstock merchandise opportunities if they become available. Such over-stock may be marketed in connection with a current customer list, e-commerce, or a wholesale retail front.

      5.  Investing in Other Related Specialty Packaging Businesses.

      6. Local Specialty Businesses in the Greater Las Vegas Area -- The Company will investigate marketing opportunities in its own locale, that is the greater Las Vegas area. Because Management is familiar with local economy, and because southern Nevada is seeing a large economic growth, there appears to be a substantial opportunity to provide local services including specialty products such as the Company's to local businesses. Ms. Evans has been making numerous contacts with manufacturers and suppliers in order to be aware of inventory and product lines. By doing so, she hopes to be prepared to exploit local marketing opportunities for specialty packaging if and when such opportunities arise.

      7.   The Internet Market   the Company will pursue the Internet market
in general by establishing a web site for its products when and if it has sufficient products available to warrant on-line marketing. Much of this course of action will depend on the Company's ability to purchase inventory or have inventory readily available to it to at a competitive price to make it attractive to Internet customers. The Internet market is not a priority, although, because web sites are inexpensive to set up, the Company may establish a web site for its products shortly. It does not, however, intend to depend on such web site as a primary revenue source.

     During the next twelve months, the Company's cash requirements will be minimal. The Company's consulting firm, Progressive Management and Consulting, initially engaged at a monthly fee of $500 per month, has agreed to defer its monthly fees until such time the company the Company can financial support such payment. Compensation to Marci Evans, the Company's President, of $1,000 per month, will also be deferred until the Company revenues can support her salary. The Company has not yet leased any office space. The Company will, however, incur certain legal and accounting expenses in connection with Securities and Exchange Commission reporting requirements imposed on the Company as of August 29, 1999, the date it became a "reporting company" under the Securities and Exchange Act of 1934. The Company anticipates that it will require a minimum of $4,000 per year in legal and accounting fees to meet these reporting requirements. The Company has approximately $45,000 at June 30, 1999, which it believes will be sufficient to provide for the its very minimal cash requirements for day to day operations in the next twelve months, as well at provide for costs of purchasing inventory, minimal marketing expenditures, and cover legal and accounting expenses.

     The Company has no plans for any purchases of significant equipment, but has plans to lease a storage unit for the storage of bulk purchases by the Company. The Company has not chosen a property, but has found units in the Company's general Las Vegas area are leasing for $100 to $150 per month.
There are no plans for additional employees until it is warranted by sales of the Company. If the Company does not succeed in seeing limited revenues or, at minimum, the potential of limited revenues, in the next twelve months, it may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan. Management is not experienced in developmental companies and may not have developed a sufficient or appropriate marketing plan nor estimated its needs for advertising and associated expenses in acquiring a client base accurately. The Company may require additional funds and time to achieve these goals. Even if the Company begins generating revenues, it could require additional funding for expansion. It may be difficult for the Company to succeed in securing additional financing. The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. Or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company fails to achieve at least a portion of its business goals in the next twelve months with the funds available to it, there is substantial uncertainty as to whether it will continue operations.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

Year 2000 Compliance Management believes that the Company's accounting and operational systems are year 2000 compliant. The Company is not dependent on computers other than for its internal bookkeeping which is done on a system that is Year 2000 compliant. The Company has no relationship with any third parties which are dependent on computers other than its bank. The Company's bank has reported that it is Year 2000 compliant. The only way that the Company perceives that it can be impacted by Y2K is: (1) if one of its suppliers is not Y2K compliant which could provide for delays in shipping of inventory to the Company; or (2) if one of the Company's shippers is not Y2K compliant thereby causing delays in shipments to customers. The Company intends to purchase the majority of its inventory before the 1999 year end because its business is seasonal with the majority of its sales in the fourth quarter. The Company will use United Parcel Service which it believes is Year 2000 system compliant for its shipments. Again, Management believes that the majority of its sales will be completed before the 1999 year end. The Company believes it will then have time to deal with any Y2K issues when and as they arise.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

                   PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

Item 2.     Changes in Securities

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits filed with this Report

     Exhibit 27 - Financial Data Schedule

   (b) Reports on Form 8-K -- None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              ACCESS NETWORK CORPORATION
                                              (Registrant)

Date: September 20, 1999                    By:    /s/Marci Evans
                                              ------------------------
                                                  Marci Evans, President
                                                   and Director