Form 10QSB
period 1999-09-30
ACCESS NETWORK CORP
filed 1999-11-12
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1999
                 Commission file number 000-26539

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

     As of the date hereof, the issuer had outstanding 401,200 shares of its Common Stock, $0.001 par value.

                  PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements of Access Network Corporation, a Nevada corporation (the "Company"), as of September 30, 1999, were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.



                    ACCESS NETWORK CORPORATION

                  (A DEVELOPMENT STAGE COMPANY)

                       FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1999
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

To the Board of Directors and Stockholders of Access Network Corporation
Las Vegas, Nevada


      I have compiled the balance sheet of Access Network Corporation as of September 30, 1999 and the related statements of operations, cash flows and changes in stockholders' equity for the period ended in accordance with Statement on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

      A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.





/s/ DAVE COFFEY
David Coffey C.P.A.
October 22, 1999

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

                                              September 30,       December 31,
ASSETS                                            1999              1998
                                            -------------      ---------------
                                              (Unaudited)

Cash                                        $     41,000       $       7,474
Organizational costs less accumulated
   amortization                                      145                 173
Prepaid Offering Costs                                 0               3,000
Deposits                                             109                   0
Accounts receivable                                  220               1,087
Inventory                                          2,030                 201
                                            -------------      --------------
   Total Assets                             $     43,504       $      11,935
                                            =============      ==============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                            $      1,600       $         720
                                            -------------      --------------
   Total Liabilities                               1,600                 720

Stockholders' Equity
   Common stock, authorized 25,000,000
    shares at $.001 par value, issued
    and outstanding 401,200 shares and
    200,000 shares respectfully                      401                 200
   Additional paid-in capital                     46,835               9,800
   Income(Deficit) accumulated during the
     development stage                            (5,332)              1,215
                                            -------------      --------------
   Total Stockholders' Equity                     41,904              11,215

   Total Liabilities and
   Stockholders' Equity                     $     43,504       $      11,935
                                            =============      ==============



The accompanying notes are an integral part of these financial statements.

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
FOR THE PERIOD ENDED September 30, 1999
(With Cumulative Figures From Inception)
(Unaudited)

                                                        From Inception,
                             January 1, 1999            Sept. 8, 1998
                            To Sept. 30, 1999           To Sept. 30, 1999
                            -----------------           -----------------
Sales                       $           0               $         8,592

Cost of sales                           0                         6,509
                            -----------------           -----------------
Gross margin                            0                         2,083

Expenses
    Advertising                       351                           351
    Amortization                       28                            40
    Consulting                      4,600                         4,600
    Fees                              188                           288
    Office supplies                     0                           536
    Professional Fees               1,600                         1,600
                            -----------------           ------------------
Total expenses                      6,767                         7,415

Net loss before income taxes       (6,767)                       (5,332)
Income taxes receivable               220               ==================
                            -----------------
Net loss                           (6,547)

Retained earnings,
beginning of period                 1,215
                            -----------------
Deficit accumulated during
  the development stage     $      (5,332)
                            =================
Earnings (loss)
assuming dilution:
Net loss                    $        (.02)               $         (.01)
                            =================            =================


The accompanying notes are an integral part of these financial statements.

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED September 30, 1999
(With Cumulative Figures From Inception)
(Unaudited)
                                                              From Inception,
                                           January 1, 1999    Sept. 8, 1998
                                           To Sept. 30, 1999  To Sept.30, 1999
                                           -----------------  ----------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss                                   $         (6,547)  $       (5,332)
Non-cash items included in net loss
   Amortization                                          28               40
Adjustments to reconcile net loss to
  cash used by operating activity
  Prepaid offering costs                              3,000                0
  Accounts receivable                                 1,087                0
  Deposits                                             (109)            (109)
  Income taxes receivable                              (220)            (220)
  Inventory                                          (1,829)          (2,030)
  Accounts payable                                      880            1,600
                                            ----------------  ---------------
  NET CASH PROVIDED BY
  OPERATING ACTIVITIES                               (3,710)          (6,051)

CASH FLOWS USED BY INVESTING ACTIVITIES
   Organizational costs                                   0              185
                                            ----------------  ---------------
  NET CASH USED BY
  INVESTING ACTIVITIES                                    0              185

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                 201              401
   Paid-in capital                                   50,099           59,899
   Less offering costs                              (13,064)         (13,064)
                                            ----------------  ----------------
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES                             37,236           47,236

    NET INCREASE IN CASH                             33,526   $       41,000
                                                              ===============

CASH AT BEGINNING OF PERIOD                           7,474
                                            ----------------
     CASH AT END OF PERIOD                  $        41,000
                                            ================




The accompanying notes are an integral part of these financial statements.

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD FROM September 8, 1998 (Date of Inception)
To September 30, 1999
(Unaudited)
                                                      Additional
                                       Common Stock   Paid-in
                              Shares        Amount    Capital      Total
                           ------------- ------------ ------------ -----------
Balance,
September 8, 1998             ---        $      ---   $    ---     $

Issuance of common
stock for cash                 200,000          200         9,800      10,000

Net income                    ---               ---        ---          1,215
                           ------------- ------------ ------------ -----------
Balance,
December 31, 1998              200,000          200         9,800      11,215

Issuance of common
stock for cash                 201,200          201        50,099      50,300

Less offering costs                  0            0       (13,064)    (13,064)

Less net loss                 ---               --                     (2,901)
                           ------------- ------------ ------------ -----------
Balance,
June 30, 1999                  401,200   $      401   $    46,835  $   45,550

Less net loss                        0            0             0      (3,646)
                           ------------- ------------ ------------ -----------
Balance,
September 30, 1999             401,200   $      401   $    46,385  $   41,904
                           ============= ============ ============ ===========




The accompanying notes are an integral part of these financial statements.

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 1999

NOTES TO THE FINANCIAL STATEMENTS

      Access Network Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 1999, since there have been no material changes (other than indicated in the other footnotes) to the information previously reported by the Company in the audited financial statements for the four months ended April 30, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

GENERAL

      The Company currently operates at 6357 Vicuna Drive, Las Vegas, Nevada 89146. The Company's principal business is providing speciality gift packaging to small businesses, especially independent sale personnel of direct marketing entities. The Company's fiscal year end is December 31 of each year.
The Company is a development stage company with no revenues during its last three fiscal quarters and total revenues from operations since inception in September of 1998 to September 30, 1999 of $8,592, all of which were achieved in 1998. During Company's third fiscal quarter its net assets decreased to $43,504 from $45,550 at July 1, 1999. This decrease reflects both an increase of inventory of approximately $1,800 and a decrease in cash of approximately $3,800 which includes such expenditures during the third quarter as $1,600 in consulting fees, $351 in advertising expenses, $1,600 in legal and accounting fees, in addition to miscellaneous office related expenses.
The Company currently has inventory of its "Gable Boxes" of approximately $2,030 and liabilities of $1,600. (See description of "Gable Boxes" below.)

     The Company has funded its operations since inception through issuances of its common shares. At inception it issued 200,000 unregistered common shares to two of its founders for a cash contribution of $10,000. The Company raised an additional $50,300 in April of 1999 through an offering of its unregistered common shares in which 201,200 shares were sold.

     The Company's operations are extremely seasonal, and it anticipates that the bulk of its revenues, if any, will be generated during its next quarter. (The specialty packaging industry and fashion packaging industry in general rely on traditional holidays which spur consumer buying.) In 1998 the Company generated all of it revenues during the 4th quarter and Management believes this to be the trend for the current year. The Company's goal is to continue with the same net profit margin of approximately 24% in order to be competitive and will rely on volume for revenues. The Company's product line has not been expanded since its 1998 Christmas season and is comprised of two different styles of "gourmet" gift boxes known as the one piece "Gable Box(es)". The colors of the Gable Boxes consist of metallic white and gold and the dimensions are 3.5" X 3.5" X 13". These boxes were specifically chosen to satisfy the needs of the Company's initial target market, that is independent sales directors for Mary Kay, Inc., and were utilized as seasonal gift boxes by such individuals in their sales of Mary Kay Cosmetics during the 1998 Christmas season. The Company also offers other related merchandise including wrap, tissue and ribbon. The Company's Gable Boxes and related merchandise lend itself well to coordinated gift wrapping. Marci Evans, the Company's President and CEO, attends to most of the marketing of the Gable Boxes and intends to sell the same line of Gable Boxes to the Company's current and new customers during the 1999 Christmas season because such customers have indicated satisfaction with the product and a willingness to repurchase.

     Also, on a limited/test basis, during the 1998 Christmas season, the Company offered a demonstration video, on the preparation of the "Twelve Days of Christmas" for the Company's clientele. The video was produced by the Company's President, Marci Evans, in response to customers questions on the use of the Gable Boxes in connection with the "12 Days of Christmas" gift set, a high ticket specialty gift item marketed by Mary Kay independent sales directors during the 1998 Christmas season. The videos provided a means to demonstrate how to use the specialty gift boxes to best advantage and sold for $5.00. The response from the Company's clients was favorable with several videos sold. Ms. Evans believe the concept is worthwhile for the Company to pursue and intends to produce the video a second time for the 1999 season. Although the Company investigated having its video professionally produced, it elected to continue with its self-produced video for this season.

PLAN OF OPERATION

     During the Company's next 12 months, the Company will concentrate on the marketing of its Gable Boxes, and as well as other product lines, if any, to current and new customers. Research of new wholesalers in the third quarter has enabled the Company to find new and less expensive resources in its products offered to its clientele. Management has also established a distributor that will drop ship the Company's products directly to the consumer. The Company has also opened an account with Floral Supply Syndicate, and is establishing accounts with Gift Box, Corp. and Costco Wholesale.

     The Company attributes last years sales to personal business contacts of Management and believes the sales season this year will also follow the same trend. Management hopes the referrals from last years sales season will expand the Company's presence in this specialized market place. The Company plans to use minimal advertisement mostly investing in displays and sales aids at this point in time, but will continue to pursue its current market aggressively in the 4th quarter of 1999 through the efforts of the Company's President, and her contacts in the Mary Kay Cosmetics industry. The Company will also target other small business, especially independent sales agents for companies in the direct sales industry such as NuSkin, Avon, and Amway, which might have the use of specialty packaging in connection with either resales or as part of their own overall business marketing approach. The Company has been and will continue to be reliant on contacts that Ms. Evans has made during her years as a Mary Kay, Inc. Independent Sales Director, as part of its marketing approach. Currently, as a result of Evans marketing efforts in last year's fourth quarter, the Company has 25 retail clients in 12 different states. Most of these clients are comprised of Independent Mary Kay Cosmetics Sales Directors. Ms. Evans will make contact with each of these contacts as part of her initial marketing efforts.

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

CAPITAL REQUIREMENTS

     During the next twelve months, the Company's cash requirements will be minimal. The Company's consulting firm, Progressive Management and Consulting, initially engaged at a monthly fee of $500 per month, has agreed to defer its monthly fees until such time the company the Company can financial support such payment although it will continue to perform its bookkeeping and audit/SEC filing preparation for the Company. Compensation to Marci Evans, the Company's President, of $1,000 per month, will also be deferred until the Company revenues can support her salary. The Company has not yet leased any office space although it intends to lease storage space in the near future and has found units in the Company's general Las Vegas area that are leasing for
$100 to $150 per month.   The Company will also incur certain legal and
accounting expenses in connection with Securities and Exchange Commission reporting requirements imposed on the Company as of August 29, 1999, the date it became a "reporting company" under the Securities and Exchange Act of 1934. The Company anticipates that it will require a minimum of $4,000 per year in legal and accounting fees to meet these reporting requirements. The Company has approximately $41,000 at September 30, 1999, which it believes will be sufficient to provide for the its very minimal cash requirements for day to day operations in the next twelve months, as well at provide for costs of purchasing inventory, minimal marketing expenditures, and legal and accounting expenses.

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

     None.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              ACCESS NETWORK CORPORATION
                                              (Registrant)

Date: November 10, 1999                    By:    /s/ Marci Evans
                                              ------------------------
                                                  Marci Evans, President
                                                    And Director