Form 10KSB
period 1999-12-31
ACCESS NETWORK CORP
filed 2000-03-27
CIK 1084382

UNITED STATES
                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                                 FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

      Commission file number: 000-26539


                          ACCESS NETWORK CORPORATION
                 ____________________________________________
                (Name of Small Business Issuer in its charter)

           Nevada                                 88-0409450
________________________________       ___________________________________
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or organization)



           2995 El Camino Road, Las Vegas, Nevada             89146
          _______________________________________          __________
          (Address of principal executive offices)         (Zip Code)

                    Issuer's Telephone Number:     (702) 251-3211
                                                   ________________

Securities registered under Section 12(b) of the Act:

            Title of each class           Name of each exchange on which
            to be registered              Each class is to be registered

               None                                  None
           ______________________          ______________________________


Securities  registered under Section 12(g) of the Act:

                                    Common
                               ________________
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $11,854.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

   Market value of the Company's common equity held by non-affiliates is $50,300. This is based on 201,000 shares sold in the Company's offering to non-affiliates at $0.25 per share. The Company has no public market for its common equity.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of December 31, 1999 the Company has issued and outstanding common stock of 401,200 shares.

No documents have been incorporated by reference.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [x]

                                    PART I

Item 1. Description of Business

BUSINESS DEVELOPMENT

      ACCESS NETWORK CORPORATION (the "Company" and/or the "Registrant") was incorporated in the State of Nevada on September 8, 1998, with 25,000,000 shares of common stock authorized, par value $0.001 per share. On April 5, 1999 the Company commenced an offering of its common stock pursuant to an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), under Section 3(b), Regulation D, Rule 504, whereby it offered for sale up to 400,000 of its unregistered common shares at an offering price of $0.25 per share. The offering was also registered with the State of Nevada and was declared effective by the Nevada Securities Division on February 8, 1999. The purpose of the offering was to raise a minimum of $50,000 to fund the start-up-phase of its business operations, that is, the wholesale marketing and distribution of specialty and
fashion packaging.   The offering closed on April 6, 1999 with 201,200 shares
sold, for gross proceeds of $50,300.

BUSINESS OF REGISTRANT

Principal Products or Services and Their Market
----------------------------------------------

      Introduction

     The Company's business purpose is the marketing and sale of specialty gift packaging to small businesses and individuals acting as independent sales agents for direct marketing entities. The Company acts as a "wholesale distributor", that is, it purchases its chosen product line from a manufacturer(s)/supplier(s) and sells the same to small businesses and or individuals interested in reselling or utilizing the same in the course of their business operations. The Company's business purpose grew out of Management's belief that there is a substantial niche in the packaging industry for specialty and fashion packaging especially for giftware. The Company currently has two products that it markets: its specialty gable boxes (with coordinated wrap and ribbon) and its "Twelve Days of Christmas" video. The Company concentrates its efforts on sales of specialty boxes and wrap, mainly through mail order, to individuals acting as independent sales agents/directors for direct marketing companies. Its "Twelve Days of Christmas" video concept is on hold. The Company has had some revenues from its initial product line although the same are relatively insignificant.
Other than certain limited marketing efforts commenced during the fourth quarter of 1998, its offering conducted in early April 1999, and the establishment of relationships with potential suppliers, the Company has conducted only limited business operations since its inception.

     Management believes that the Company's current marketing strategy must remain flexible as its product line may change frequently to meet the demands of its clientele unless certain of its products prove to be popular and successful for its customers regardless of industry trends. Management further believes that in order to be succeed in its business purpose it must (1) recognize industry trends and make product choices in response to such market analysis, (2) attract a steady clientele and be able to analyze and meet the needs of such clientele in light of market trends at a competitive price; and
(3) market the product line to such clientele.

      Product:  Special "Gourmet" Gift Boxes

      The Company currently offers for sale two different styles of "gourmet" gift boxes known as the one piece "Gable Box(es)". The colors of the Gable Boxes consist of metallic white and gold and the dimensions are 3.5" X 3.5" X 13". These boxes were specifically chosen to satisfy the needs of the Company's initial target market, that is independent sales directors for Mary Kay, Inc., and were utilized as seasonal gift boxes by such individuals in their sales of Mary Kay Cosmetics during the 1998 and 1999 Christmas season. The Company also offers other related merchandise including wrap, tissue and ribbon. The Company's Gable Boxes and related merchandise lend itself well to coordinated gift wrapping. The Company believes that a beautifully wrapped gift package (ie. a well designed and produced package) will do the following for the Company's clients: (1) generate repeat business for the client; (2) add to the value of the gift itself; and (3) enhance the client's image.
In 1999, the Company's inventory on hand increased from approximately 1,000 Gable Boxes to approximately 25,000 Gable Boxes and the Company leased a 10'x15'storage unit to store its inventory. The Company will continue to offer this product line so long as it has positive response from its clientele and is able to purchase the same at a competitive price.

      Product: "Twelve Days of Christmas" Video

     Also, on a limited/test basis, during the 1998 Christmas season, the Company offered a demonstration video, on the preparation of the "Twelve Days of Christmas" for the Company's clientele. The video was produced by the Company's President, Marci Evans, in response to customers questions on the use of the Gable Boxes in connection with the "12 Days of Christmas" gift set, a high ticket specialty gift item marketed by Mary Kay independent sales directors during the 1998 Christmas season. The videos provided a means to demonstrate how to use the specialty gift boxes to best advantage and sold for $5.00. The response from the Company's clients was favorable with several videos sold. Although the Company continues to believe the concept is worthwhile and had intended to produce the video a second time for the 1999 season on a more professional basis, it was not able to do so. The Company is unsure if the its financial position will have sufficient capital to continue pursuing the video concept.

    Target Markets

      WHOLESALE TRADE INDUSTRY OVERVIEW The Company considers itself a wholesale marketer in the distribution industry. In a traditional distribution channel, raw material moves from supplier to manufacturer (which fabricates the finished product), then from manufacturer to a distributor such as the Company, for distribution to points of purchase. The most popular channel for moving product from manufacturer/supplier to the retailer, has been wholesale distribution. The type of distributor most familiar to the public is the merchant wholesale distributor, who buys the product outright from a supplier (usually the manufacturer) and attempts to move inventory from their warehouse to businesses interested in reselling the products or using them in the course
of their operations.    The US Department of Commerce defines merchant
wholesalers as establishments primarily engaged in buying and selling merchandise for their own account. Wholesale distributors are full service distributors who in addition to taking title to the products, also take responsibility for delivery to the buyer. The wholesale distribution industry has evolved into six distinct areas, one of which is wholesale paper goods and services. The Company believes there is a specialty niche within the paper goods market: specialty packaging. This is the main area where the Company will concentrate its business operations, that is, it intends to act as a wholesale distributor of specialty packaging including related products such as wrap and ribbon. The wholesale packaging industry has grown in recent years and the Company's business is based on its belief that a substantial "niche" market exists within the industry for companies willing to specialize in unique paper goods products. As it achieves a client base, the Company intends to tailor its products to meet client needs in light of industry trends which tend to change rapidly.

     TARGET MARKETS FOR THE COMPANY The Company targets small business, especially independent sales agents for companies in the direct sales industry such as Mary Kay, Inc., NuSkin, Avon, and Amway, which might have the use of specialty packaging in connection with either resales or as part of their own overall business marketing approach. The Company has been and will continue to be reliant on contacts that Ms. Evans has made during her years as a Mary Kay, Inc. Independent Sales Director, as part of its marketing approach. During 1999, Ms. Evans marketing efforts increased the client by over 100 retail clients. The Company has over 125 retail clients throughout the US. Most of these clients are comprised of Independent Mary Kay Cosmetics Sales Directors.

      Ms. Evans will continue to pursue the same marketing approach as in the past two years, that of Independent Sales Directors at Mary Kay almost exclusively during the next 12 months, although the she will investigate other potential markets, such as:

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

      The Company will rely on: (1) quality of service; (2) competitive pricing to its clients and potential clients through volume purchase of products from suppliers; (3) timely response to customers needs; and (4) ability to recognize and anticipate market trends to help make inroads into its target market.

Distribution Methods of the Products or Service
-----------------------------------------------

      The Company currently relies upon direct sales approach by Ms. Evans and business referrals to distribute its products. Its current method involves:
(1) selecting a product which it believes will satisfy the needs of current and potential clients with similar specialty packing needs; (2) volume purchase of such products from suppliers which meet the Company's specifications at a cost to the Company which will allow resale of such products at a competitive price; and (3) marketing and distributing the same to clients. The Company will concentrate on resellers and small business/ individuals working for direct sales corporation which use specialty packaging as part of their own sales activities rather than on individual consumers. The Company will use the following methods to market its products:

      1. Mail Order -- The Company has utilized mail order to achieve its limited sales to date and plans to continue with mail order sales. To date, Ms. Evans has sent flyers to Mary Kay independent sale directors whom she personally knows. Because such directors "network", the Company has received many referrals from those independent sales directors who tried, and liked, the Company's Gable Boxes. Ms. Evans then mails flyers to the referred businesses. All of the Company's current customers were solicited in this manner. Ms. Evans does not make general solicitations of the Mary Kay Independent Sales Directors, nor does she intend to follow that approach in the immediate future.

      2. Web Site -- In the 2000, the Company intends to set up a web site and hopes it will achieve sales of its products in this manner. Web sites can be set up relatively inexpensively and the Company believes it will be worthwhile to investigate this method of marketing its product. The Company is aware that currently the worldwide web has some 50 million potential customers looking at their computers to find products and services they need. The cost for the Company to advertise on the web is relatively low compared to its potential return. Most advertisements on the web are presented in the form of banner ads, small graphical files hyper-linked to the advertiser's web site. The Company intends to use on-line advertising provided free by local Internet providers. Local providers offer banner ads, and yellow page services for local businesses by offering advertising and unlimited access to the subscriber for 1 year for under $200 with no set-up fee. Internet providers offer at least 20 of the most popular search engines at no additional cost. Some providers provide a client with a showcase spot on their home page on a rotating basis. The Company believe it is worthwhile to investigate this marketing method and plans to shop for a local service which will provide the best service.

      3.   Repeat business   The Company believes that if it satisfies the
needs of existing customers, and keeps its product line fresh, competitive in price, and in tune with popular trends, it will be able to rely on repeat business from its customers.

      4.  Referrals   The Company will also rely on business referrals within
certain specialty areas to help promote its products.

Competitive Business Conditions/Competitive Position in the Industry/Methods
----------------------------------------------------------------------------
of Competition
--------------

      There are a large number of companies and individuals engaged in the specialty packaging industry which is highly competitive with respect to name recognition, quality of products, Internet and mail order presentation, and
advertising.   The Company faces competition from a broad range of companies in the retail packaging and fashion packaging industry, from retail packaging stores and companies which offer products similar to the Company's. Many of these competitors have achieved national, regional and local recognition and engage in extensive advertising and promotional programs. The Company has identified one local competitor in the greater Las Vegas area: Floral Supply Syndicate. The Company anticipates that most of its competition will come from small to medium size manufacturers and distributors of paperboard boxes such as Floral Supply Syndicate, Premier Packaging, and Nashville Wraps. If the Company establishes a web site for Internet sales, it can expect to compete with over 65,000 companies which currently advertise specialty packing on the Internet. The Company does not intend to directly compete with similar entities but rather intends to attempt to carve a niche of its own in the industry by marketing specialized products to a fairly narrow target market. When and if the Company achieves success, it may expand into other markets as revenues from operations become available; or, it may choose to expand by raising additional funding. (See above: "Target Markets for the Company" for a discussion on those markets the Company may pursue at a later date.)

      Management believes that the larger, established wholesale packaging companies do not the enjoy the same advantage in the "niche" markets in the industry due to their more traditional sales approach. While the Company realizes that it has a significant disadvantage in the marketplace due to its limited resources and experience, it believes that it will be able to compete in the market due to its unique target market, which it believes has remained relatively untapped. Marci Evans, as an independent sales director of Mary Kay, Inc., has a certain amount of insight into the needs of independent sales agents in the direct marketing industry and believes that the Company can identify and provide for those needs. The Company believes that its competitive advantages are as follows:

     1. Pricing: the Company prices its products at 25% over its cost, depending on the cost of the product. The Company utilizes this pricing strategy to attract volume buyers vs. one-item purchasers. The Company also offers a price break on certain items when one or more cases are purchased.

     2. Product Line: The Company believes its largest advantage is its specialization in specialty packaging for giftware and fashion packaging market, especially Christmas products. Management acknowledges that it must anticipate and recognize industry trends in specialty packaging in order to be
competitive.    The Company believes its narrow market approach will help the
Company penetrate the packaging market and it will be able to then expand and broaden its product lines to increase revenues. The Company also believes that it can provide a product that is high in quality and that it can do so at an affordable price by purchasing directly from the manufacturer/supplier.

     3. Lower Overhead: The operating costs for national competitors can be very expensive. Management believes that its lower operational costs will enable the Company to compete because the lower overhead will keep prices to clients down and allow for extra funds to be targeted where needed. In addition, the Company is relying on business referral advertising and "networking" which it believes will be effective due to the specialized customer base it is trying to attract.

Sources and Availability of Raw Materials/Names of Principal Suppliers
---------------------------------------------------------------------

      In 1999, the Company obtained its products from three sources: Floral Supply Syndicate, Gift Box Corporation and Costco Wholesalers. The Company pans to continue researching the availability of different suppliers for the purchase of the Gable Box and other products and has established relationships with numerous potential suppliers and has received pricing from several different sources on different product lines. The Company plans to utilize the distributor which provides the most competitive prices.

     The Company utilizes United States Postal Service ground shipping to move inventory from supplier to "warehouse" to customer.

Dependence on a Few Major Customers
-----------------------------------

      The Company currently has approximately l25 customers and is dependent on such customers for any of its limited revenues. The Company will be dependent on these customers to provide business referrals which can be contacted by the Company. Although the Company believes there is a large potential market out there for its products both at the retail and wholesale level including Internet markets, its immediate future is dependent on maintaining its current client list and expanding the same. The Company, therefore, is not dependent on any major customer although it is dependent on its current customer list to provide introductions to new potential customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalties Agreements,
----------------------------------------------------------------------------
Labor Contracts
---------------

     None

Need for Government Approval
-----------------------------

     None

Effect of Existing or Probable Government Regulations
-----------------------------------------------------

    The only government regulations which may affect the Company would be those federal, state and local regulatory standards regarding distribution and shipping of the Company's products.

Research and Development Activities in the Past Two Years
---------------------------------------------------------

     The Company has been in business only since September of 1998. No money has been spent on research and development. The Company's business development was funded by capital raised in its initial.

Total Number of Employees
--------------------------

     The Company has no employees as of this date other than Marci Evans who is also the Company's President, Secretary, CEO, CFO, and a Director. The Company, upon commencement of substantive business operations, intends to compensate Ms. Evans at a rate of $1,000 per month. The Company also intends to compensate Ms. Stankiewicz when and if she begins performing services for
the Company beyond those required in her capacity as a director.   The Company
has no plans to hire any additional employees during the next twelve months. Once the Company is established, it may hire some additional part-time employee to assist Ms. Evans.

Item 2.  Description of Property

      The Company does not own any property. The Company utilizes office space in the home of Ms. Evans sufficient to conduct its day to day operations. Ms. Evans does not charge the Company any rent. The Company intends to lease office space in the near future and does not anticipate paying more than $500 per month for such space. The Company recently signed a year lease of a 10x15 feet storage unit from West Sahara Mini Storage at 6318 W. Sahara Ave., Las Vegas, NV 89146; the lease is prepaid to October of 2000 and is $96.00 per month.

Item 3.  Legal Proceedings

     The Company is not a party to any pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party to a proceeding adverse to the Company nor do any of the foregoing individuals have a material interest in a proceeding adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information
------------------

     The Company has no public trading market for its common stock. Although the Company intends to seek a quotation for its common shares on the NASD Over-the-Counter Bulletin Board in the future, there is no assurance the Company will do so, nor is there any assurance that should the Company succeed in obtaining a listing for its securities on the NASD OTC Bulletin Board or on some other exchange, that a trading market for the Company's stock will develop. There are no outstanding options, warrants to purchase, or securities convertible into common equity of the Company outstanding. The Company has not agreed to register any shares of its common stock for any shareholder.

Shares Subject to Resale under Rule 144
----------------------------------------

      Of the 401,200 common shares of the Company's common stock currently issued and outstanding, 201,200 are owned by public investors purchased in the Company's offering conducted in reliance upon the exemption provided for under
Section 3(b), Regulation D, Rule 504 and registered with the State of Nevada, and closed on April 6, 1999; and 200,000 are held by two of the Company's officers and directors and issued in reliance on the "private placement" exemption of Section 4(2)of the Securities Act of 1933, as amended. If a market for the Company's common shares were to develop, such 200,000 "restricted" shares, held by the two officers/directors would not be available for sale in the open market without registration, except in reliance upon Rule 144 under the Act or some other applicable exemption. In general, under Rule 144, a person or persons whose shares are aggregated, who beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed "affiliates" of the Company as that term is defined under the 1933 Act, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly reported trading volume on all national securities exchanges and through NASDAQ during the four calendar weeks preceding such sale provided current public information is then available. As of the date hereof, the 200,000 shares issued in reliance upon
Section 4(2)and therefore considered "restricted", have been beneficially owned since September 8, 1998 which made them eligible for resale under Rule 144 as of September 9, 1999, provided all of the applicable terms and conditions of Rule 144 were met, and provided a public market existed for the Company's common shares.

Holders
-------

      There are 35 shareholders of record of the Company's common stock.

Dividends
---------

      The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends to date due to its present financial status. The Company does not anticipate paying dividends on its common stock in the foreseeable future but plans to retain earnings, if any, for the operation and expansion of its business. There are no restrictions that limit the ability to pay dividends on common equity or that are likely to limit the same in the near future.

Issuances of Unregistered Securities
-----------------------------------

       There were no securities of the Company sold during the period covered by this report.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Forward Looking Information
----------------------------

     This report contains certain forward-looking statements and information relating to the Company that are based upon beliefs of the Company's Management as well as assumptions made by and information currently available to the Management. When used in this Form 10-KSB, the words anticipate, believe, estimate, expect, and similar expressions, as they related to the Company and the Company's Management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to the future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward looking statements.

Results of Operations
---------------------

       The following is a discussion of the results of operations for the year ended December 31, 1999.

       Revenues and Costs of Revenues

       The Company achieves revenues from sale of its gift boxes. Cost of revenues include inventory costs, inventory storage and shipping expenses. Total revenues for the year ended December 31, 1999 were $11,854 as compared to $8,951 in 1998. Although the Company only started business operations in September of 1998, and its revenues in that year reflect only one quarter of sales, the majority of the Company's revenues in 1999 were achieved in its fourth quarter. The increase in 1999 sales is attributed to the number of sales as well as an increase in the Company's client base. Costs of sales increased in 1999 resulting in a gross profit margin of only 5% compared to 1998 net profits of approximately 24%. This large decrease in net profits is due to the Company's main supplier of Gable Boxes selling its business operations to a company that was not willing to offer the same volume discounts as its predecessor.

       Assets

       The Company's assets consist mainly of approximately $33,000 cash on hand, inventory valued at $5,465 and accounts receivable of $1,284. In 1999, the Company's inventory on hand increased from approximately 1,000 Gable Boxes to approximately 25,000 Gable Boxes.

       General and Administrative Expenses

       General and Administrative expenses consist of advertising, consulting fees, licenses and other fees, office expenses, professional fees, rent and travel.

Liquidity and Capital Resources
--------------------------------

      Comparative Periods

      The Company total assets increased between 1998 and 1999 from $11,762 to $40,921. Cash as of December 31, 1999 was $33,164 as compared to $7,474 as of December 31, 1998. The change was primarily due to and increase in cash of $25,690 between the period, due to the Company's offering that closed on April 6, 1999 with 201,200 shares sold, for gross proceeds of $50,300. The Company's assets also increased in 1999 over 1998 due to an increase in inventory.

       Net losses at fiscal year ended 1999 were $10,489 as opposed to income of $1,042 in 1998. The Company, however, had only four months of operation in

1998 compared to a full year in 1999. When comparing the 3 month periods ended December 31, the Company had net losses in 1999's fourth quarter of $3,970 compared to income of $1,227 in 1998's fourth quarter. The increase in the Company's net losses are due to both an increase in costs of sales, and an increase in general and administrative expenses. The Company's fourth quarter 1998 saw only $635 in general and administrative expenses which were mostly fees and offices expenses; in 1999 fourth quarter, expenses were $4,510 reflecting the payment of $500 per month to a consultant, professional fees of $1,800 and travel expenses of $737. The Company did not experience any of these expenses during 1998 having entered into a consulting agreement with Progressive Management and Consulting in January, 1999.

       Cash Flows from Operations

       Although the Company had net revenues from operations in 1998 it experienced a net loss in 1999. Revenues from operations were insufficient to fund its daily operations. The Company conducted financing through an offering of its common stock to fund start up costs and losses from operations
in 1999.       The Company's goal in 2000 is to research the manufactures of
Gable Boxes in an effort to achieve the same net profit margin as in 1998. If it is able to achieve that same 24% profit margin, its cash flows from operations will be sufficient to funds its business operations so long as the Company did not expand its operations. The Company does not necessarily believe that revenues received during 1999 are indicative of its results of operations in the fiscal year of 2000.

       Financing Activities

     The Company has funded its operations mostly through its contributions by officers and directors in September of 1998, and through an offering of its common stock which closed in April of 1999. The Company has 201,400 shares outstanding, the majority of which were issued in that offering for gross proceeds of $50,300.

       Cash Requirements over the Next Twelve Months

       During the next twelve months, its cash requirements will include the following: (1) $500 per month to its consultant, Progressive Management. Progressive Management takes care of the Company's bookkeeping, audit preparation and SEC filings and is controlled by the husband of Marci Evans, Mr. Dennis Evans. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"); (2) compensation to Marci Evans of $1,000 per month; (3) Lease payments on a 10x15 feet storage unit from West Sahara Mini Storage at 6318 W. Sahara Ave., Las Vegas, NV 89146; the lease is prepaid to October of 2000 and is $96.00 per month; (4) an estimated $500 per month for office lease expenses when and if the Company acquires office space; and (4) expenses associated with SEC reporting compliance. The Company, therefore, will require a minimum of $25,000 for the next 12 month for compensation for services and lease payments. The Company believes that the funds it raised in its offering in April of 1999 ($50,300 in gross proceeds), of which the Company has approximately $33,000 remaining, will be sufficient to provide for the foregoing cash requirements in the next twelve months, including some extra expenses associated with setting up a web site.

        There is no guarantee that the funds available to the Company will be sufficient to achieve the Company's goal of penetrating the highly competitive market of specialty packaging. The Company will use every effort to minimize its expenses during its next year of operations. It has no plans for additional employees until or unless warranted due to business needs and it will likely not rent office space but continue to use the home of Marci Evans. The Company will utilize the services of Susan Stankiewicz, if needed, when and if business is such that it requires additional employees especially to take and process orders. Marci Evans has indicated that she is willing to continue to forego her salary of $1,000 per month, if necessary. Ms. Evans has not yet started receiving such salary.

       Need for Additional Financing

      If the Company does experience an increase in volume of sales as well as an improved profit margin in the next twelve months, it may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan. Management is not experienced in developmental companies and may not have estimated its needs for advertising and associated expenses in acquiring a client base accurately.
The Company may require additional funds and time to achieve these goals.
Even if the Company begins generating revenues, it could require additional funding for expansion. It may be difficult for the Company to succeed in securing additional financing. The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. Or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company fails to achieve at least a portion of its business goals in the next twelve months with the funds available to it, there is substantial uncertainty as to whether it will continue operations.

      Ms Evans intends to aggressively pursue a customer base of independent sales directors for Mary Kay Inc. and other direct marketing companies over the next 12 months.

YEAR 2000 ISSUES

     Management has not encountered any problems with the Company's accounting and operational systems. Management believes the operating systems in which the company utilizes be to compliant and fully operational.

     The Company is not dependent on computers other than for its internal bookkeeping which is done on a Microsoft office 2000 system. The Company has no relationship with any third parties which are dependent on computers other than its bank.

Risks, Trends, Uncertainties
----------------------------

       *Lack of Operating History*   The Company was only recently organized
in September of 1998,  and has conducted minimal operations since to date.
The Company has limited assets of approximately $40,000 most of which is comprised of cash from its offering which closed in April of 1999. The Company conducted operations during the last quarter of 1998 to test its ability to market specialty packaging and met with some limited success with gross revenues for that quarter of approximately $8,600 and net revenues of $2,100. In 1999, The Company realized $11,854 as compared to $8,951 in 1998, respectively, in gross sales from its Gable Boxes and related products. Because of its limited capital and its lack of significant operating history, the Company must be considered a development stage company. Development stage companies are inherently more risky than established companies because there is no earnings history and no assurance that future revenues will develop. The

Company's potential profitability is questionable. (See "BUSINESS OF THE REGISTRANT".)

      *Competition* The Company plans to develop a niche in a market, that is the specialty packaging business, which is highly competitive with respect to name recognition, volume discounts, and quality of experienced service. There are many well established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company can expect to face significant competition from a broad range of companies involved in the wholesale distribution and sales of specialty packaging. Many of these competitors are innovators in the area of single-ply paperboard folding cartons in the packing industry and represent years of research in products and services. The Company, therefore, expects intense competition from such companies involved in the paper goods markets which have already achieved success in the industry and also have the resources, technology and marketing know-how to readily address changes in the industry. (See "BUSINESS OF THE REGISTRANT, Competitive Business Conditions/Competitive Position in the Industry/Methods of Competition".)

       *No Formal Market Feasibility Study* The Company has not conducted a formal market feasibility study or analysis to see if the product/services the Company proposes to offer will be widely accepted locally or nationally. This lack of market analysis poses an additional risk to the Company. The Company has based its decision to continue forward in the specialty packaging business based its operations in the fourth quarter of 1998 and fiscal year 1999, which was comprised of very limited product line marketed to a limited number of small business users. The Company does not consider its limited success during last year's fourth quarter to be indicative of what it can expect in the future, nor of the feasibility of the Company to be able to succeed with its business purposes. (See "BUSINESS OF THE REGISTRANT, Principal Products or Services and Their Market.")

      * Lack of Market Definition and Plan*   Defining and measuring the
wholesale distribution of specialty packaging market has been difficult. Wholesale trade is immense and almost all products sold to retail, commercial, institutional and industry markets move through wholesale trade. The industry has evolved into six distinct areas, one of which is wholesale paper goods and services. The Company believes there is a specialty niche within the paper goods market: specialty packaging. Although the Company has established that a market for its goods and services exists, it has had no experience in wholesale marketing nor in packaging and may have a difficult time defining its market and narrowing the scope of its focus in order to best penetrate a highly competitive industry with the limited funds available to it. The Company must be able to identity and recognize industry trends, which change frequently, and be flexible enough to address changes to meet customers' needs. Although Management has formulated certain approaches it has used on a limited basis and intends to continue to use regarding product line and initial marketing approach, the Company has no definitive overall marketing approach which will evolve as the Company conducts operations.

       *Conflicts of Interest and Potential Conflicts of Interest* All of the Company's officers/directors are involved with other business and/or interests which will take a portion of their time. (See "Item 5. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS".) Although these individuals are willing to work full-time for the Company, they may not be able to devote 100% of their time to the Company. Marci Evans, the Company's President, Secretary, and a Director, is an independent Senior Sales Director for Mary Kay Cosmetics and such position will require a portion of her time and efforts; Susan

Stankiewicz currently serves as Vice-President and a Director of another corporation, which will require a portion of her time; and, Michael Stankiewicz intends to attend school at the University of Nevada at least part-time. Each of the directors, therefore, has other interests which will demand a certain amount of their time, which, in some instances, could be substantial. There is no assurance, therefore, if a conflict of interest arose, that it would be resolved in favor of the Company. In addition, members of Management may become involved in other business entities which have the same or similar activities as the Company and unforseen conflicts of interest could develop.

       *Inexperience of Management*   Although Ms. Evans and Ms. Stankiewicz
have a varied background and business experience between them, and both have served in various capacities with other start-up companies in the past, neither have had experience in running a company in the start-up and development stage, nor has either of these individuals had any experience in the marketing, on a wholesale basis, of specialty packaging. Mr. Stankiewicz has had no business experience. This lack of experience provides for considerable risk to the Company's ultimate success.

    *Dependence on Management/Key Personnel*   The Company is extremely
dependent on Management. The loss of any of its officers could have a material adverse effect on the Company's business. Because of the Company's limited resources, no key person insurance has been, or will be purchased on any of its officers. In addition, the future success of the Company is dependent on the performance of Management, especially Marci Evans, and her ability to attract and motivate and retain highly qualified employees, when and if the Company has sufficient funds to do so. In the meantime, the Company's business plan is based almost entirely on Marci Evans' analysis of market trends, her product choices in response to such marketing analysis, her ability to attract and maintain a steady customer base, and her ability to market the product line to such clientele. The Company, as of this date cannot afford to hire additional personnel to perform marketing services and all will be performed by Management, mostly Ms. Evans. The Company is highly dependent, therefore, on Ms. Evans ability to market its products. Because substantially all of the Company's current customers are a result of Ms. Evans business and personal contacts in the Mary Kay network, the loss of Marci Evans' services would have a material adverse effect on the Company. In addition, in the start-up phase, Management will continue to provide the Company, without charge, the usage of a personal computer, copier, miscellaneous office equipment, and a vehicle.

     *Need for Additional Financing*   Unless the Company is able to generate
sufficient revenues to successfully develop and sustain its business operations, the survival of the Company will likely depend on additional financing. No assurance can be made that such financing would be available, and, if available, whether it would take the form of debt or equity financing. In either case, additional financing could have a negative impact on the Company's shareholders. The Company may seek financing in the form of debt financing in the form of a loan which could be from an individual or financial institution. Such loan could put the Company at risk for amounts greater than its assets, and, if not promptly repaid, could result in bankruptcy. If the Company attempted equity financing in the form of either a private placement or a another type of offering, there can be no assurance that the Company would be successful in selling such an offering or finding an underwriter willing to do; such an offering could result in further dilution to present shareholders.

      *Dependence on Suppliers* Management believes that in order to compete in the wholesale marketing and distribution of specialty packaging, it must offer products which are readily available, high in quality and competitively priced. The Company has begun establishing relationships with a number of manufacturer/suppliers which it believes can meet the foregoing criteria. It has not entered into nor plans to enter into any long term purchase contracts with any of these manufacturer/suppliers. In 1999, the Company purchased products from the following, Floral Supply Syndicate, Gift Box Corporation and Costco Wholesalers. The Company must be able to purchase from its suppliers at a price which will allow it to be competitive in the market place or find others. In 1999, a buyout of its existing supplier, cut Company's profit margin when the new owner did not offer the same volume discounts as it's predecessor.

      * Seasonality of Specialty Packaging * Distribution of specialty packaging is extremely seasonable especially in the target market niche the Company is soliciting. In general, traditional holidays spur seasonal consumer buying. The fourth calendar quarter is typically the highest sales volume quarter for sales in the industry as a whole. The Company will have a more difficult type forecasting purchasing and sales patterns, and, as a result, it may be very difficult for the Company to survive the seasonableness of the industry.

Item 7.  Financial Statements

     The following financial statements are included herewith: the Company's audited financial statements for the year ended December 31, 1998, and the audited financial statements for the year ended December 31, 1999.


                          ACCESS NETWORK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                   DECEMBER 31, 1999, AND DECEMBER 31, 1998

                              TABLE OF CONTENTS
                                                                  Page Number

INDEPENDENT ACCOUNTANT'S REPORT                                          1

FINANCIAL STATEMENT
         Balance Sheets                                                  2

         Statements of Operations and Deficit
          Accumulated During the Development Stage                       3

         Statement of Changes in Stockholders' Equity                    4

         Statements of Cash Flows                                        5

         Notes to the Financial Statements                               6-7

DAVID E. COFFEY  3651 LINDELL ROAD, SUITE A, LAS VEGAS, NEVADA 89103

CERTIFIED PUBLIC ACCOUNTANT (702) 871-3979

                       INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Access Network Corporation
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Access Network Corporation (a development stage company) as of December 31, 1999, and December 31, 1998, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from September 8, 1998, (date of inception) to December 31, 1998. These statements are the responsibility of Access Network Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Access Network Corporation as of December 31, 1999, and December 31, 1998, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from September 8, 1998, in conformity with generally accepted accounting principles.

/s/David Coffey C.P.A.

David Coffey, C. P. A.
Las Vegas, Nevada
February 15, 2000

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                              December 31,       December 31,
                                              1999                   1998
ASSETS                                        ------------       ------------

Cash                                          $    33,164       $      7,474
Accounts receivable                                 1,284              1,087
Inventory                                           5,465                201
Prepaid expenses                                      899              3,000
Deposits                                              109                  0
                                              ------------       ------------
  Total Assets                                $    40,921       $     11,762
                                              ============       ============
LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                              $     3,132       $        720
                                              ------------       ------------
    Total Liabilities                               3,132                720

Stockholders' Equity
  Common stock, authorized 25,000,000
   shares at $.001 par value, issued and
   outstanding 401,200 shares and 200,000
   shares, respectively                               401                200
  Additional paid-in capital                       46,835              9,800
  Income (deficit) accumulated during the
   development stage                               (9,447)             1,042
                                              ------------       ------------
Total Stockholders' Equity                         37,789             11,042
                                              ------------       ------------
Total Liabilities and Stockholders' Equity    $    40,921        $    11,762
                                              ============       ============

The accompanying notes are an integral part of these financial statements.

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE



                         For the three    For the three    For the twelve    Inception,    Inception,
                         months ended     months ended     months ended      Sept.8,1998,  to Sept.8,1998,
                         Dec.31, 1999     Dec.31, 1998     Dec.31,1999       Dec.31,1998   to Dec.31, 1999
                         -------------    -------------    --------------    ------------  ---------------
Sales                    $     11,854     $      8,591     $      11,854     $     8,591   $       20,445
Cost of sales                  11,314            6,609            11,314           6,509           17,823
                         -------------    -------------    --------------    ------------  ---------------
Gross margin                      540            2,082               540           2,082            2,622

Expenses
  Organizational expense            0                0                 0             185              185
  Advertising                       0                0               351               0              351
  Consulting                    1,500                0             6,100               0            6,100
  Licenses and fees               391              100               579             100              679
  Office expenses                   0              535                 0             535              535
  Professional fees             1,800                0             3,400               0            3,400
  Rent                             82                0                82               0               82
  Travel                          737                0               737               0              737
                         -------------    -------------    --------------    ------------   --------------
Total expenses                  4,510              635            11,249             820           12,069

Net income (loss) before
provision for income taxes     (3,970)           1,447           (10,709)          1,262           (9,447)

Income taxes                        0             (220)              220            (220)
                         -------------    -------------    --------------    ------------   ---------------
Net income (loss)              (3,970)           1,227           (10,489)          1,042           (9,447)

Retained earnings (deficit)
beginning of period            (5,477)            (185)            1,042               0                0
                         -------------    -------------    --------------    ------------   ---------------
Deficit accumulated
 during the development
  stage                  $     (9,447)    $      1,042     $      (9,447)    $     1,042    $       (9,447)
                         =============    =============    ==============    ============   ===============
Earnings (loss) per share
  assuming dilution:     $      (0.01)    $       0.01     $       (0.03)    $      0.01    $        (0.03)
                         =============    =============    ==============    ============   ===============
Weighted average shares
outstanding                   401,200          200,000           317,367         200,000           300,600
                         =============    =============    ==============    ============   ===============

The accompanying notes are an integral part of these financial statements.
                                     F-3

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 8,1998, ( Date of Inception ) TO
DECEMBER 31, 1999

                                              Common Stock         Additional
                                        -----------------------    Paid-in
                                         Shares       Amount       Capital        Total
                                       ----------   ----------    ----------     ----------
                                                    $             $              $
Balance,
September 8, 1998                               -            -             -              -

Issuance of common stock for cash
  November 19,1998                        200,000          200         9,800         10,000

Retained earnings                               0            0             0          1,042
                                        ----------    ----------   ----------     ----------
Balance, December 31, 1998                200,000          200         9,800         11,042

Issuance of common stock for cash
  June 11, 1999                           201,200          201        50,099         50,300

Less offering costs                             0            0       (13,064)       (13,064)

Less net loss                                   0            0             0        (10,489)
                                        ----------    ----------   ----------     ----------
Balance, December 31, 1999                401,200     $    401     $  46,835      $  37,789
                                        ==========    ==========   ==========     ==========

The accompanying notes are an integral part of these financial statements
                                      F-4


ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

                                For the three  For the three  For the twelve  Inception,     Inception,
                                months ended   months ended   months ended    Sept.8, 1998,  to Sept. 8, 1998,
                                Dec. 31,1999   Dec. 31, 1998  Dec. 31, 1999   Dec.31, 1998   to Dec. 31, 1999
                                -------------  -------------  --------------  -------------  ----------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net income or (loss)            $     (3,970)   $     1,227   $     (10,489)   $     1,042    $       (9,447)
Adjustments to reconcile net
 loss to cash used by operating
 activity
  Accounts payable                     1,532            535           2,412            720             3,132
  Accounts receivable                 (1,064)        (1,087)           (197)        (1,087)           (1,284)
  Inventories                         (3,435)          (201)         (5,264)          (201)           (5,465)
  Prepaid expenses                      (899)        (3,000)          2,101         (3,000)             (899)
  Deposits                                 0              0            (109)             0              (109)
                                -------------  -------------  --------------  -------------  ----------------
    NET CASH PROVIDED BY
    OPERATING ACTIVITIES              (7,836)        (2,526)        (11,646)        (2,526)          (14,072)

CASH FLOWS USED BY
INVESTING ACTIVITIES                       0              0               0              0                 0
                                -------------  -------------  --------------  -------------  ----------------
    NET CASH USED BY
    INVESTING ACTIVITIES                   0              0               0              0                 0

CASH FLOWS FROM
FINANCING ACTIVITIES
  Sale of common stock                     0            200             201            200               401
  Paid-in capital                          0          9,800          37,035          9,800            59,899
  Less offering costs                      0              0               0              0           (13,064)
                                -------------  -------------  --------------  -------------  ----------------
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES                   0         10,000          37,236         10,000            47,236

  NET INCREASE IN CASH                (7,836)         7,474          25,690          7,474            33,164

CASH AT BEGINNING OF PERIOD           41,000              0           7,474              0                 0
                                -------------  -------------  --------------  -------------  ----------------
CASH AT END OF PERIOD           $     33,164   $      7,474   $      33,164   $      7,474   $        33,164
                                ============   =============  ============== =============   ================

The accompanying notes are an integral part of these financial statements.
                                      F-5


ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND DECEMBER 31, 1998

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Company was incorporated on September 8, 1998, under the laws of the State of Nevada. The business purpose of the Company is to distribute, on a wholesale basis, specialty packaging for small businesses nation wide.

          The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B    INVENTORY

          Inventory is stated at the lower of cost or market determined on a first-in, first-out basis.

NOTE C    OFFERING COSTS

          Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares.

NOTE D    EARNINGS (LOSS) PER SHARE

          Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE E    PUBLIC STOCK OFFERING

          In June of 1999, the Company sold 201,200 shares of its common stock at $.25 per share for a total of $50,300.
          The net proceeds were to be used to distribute, on a wholesale basis, specialty packaging for small businesses nation wide.

NOTE F    RELATED PARTY TRANSACTIONS

          The Company has entered into an agreement with a company,

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31,1999, AND DECEMBER 31,1998
(continued)

NOTE F    RELATED PARTY TRANSACTIONS (continued)

          in which one of its shareholders has a controlling interest, for the processing of credit card sales of its products. Under terms of the agreement, the Company will pay 2.5% of all of the sales processed by the Company using credit cards as a method of payment. The credit card processing fees are deducted as processed to arrive at net sales. The agreement was effective December 1, 1998.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


     None.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


Officers and Directors
----------------------

      The names and ages of all directors and executive officers of the Company, along with their respective positions, term of office and period such position(s) was held, is as follows:

Name                   Age      Position Held & Since
--------------------    ---     ---------------------

Marci Evans            38       President/Secretary, Chairman of
                                the Board of Directors, Chief Executive
                                Officer, Chief Financial Officer
                                ----------------------
                                Since September 8, 1998(1)

Susan Stankiewicz      43       Director
                                ------------------------
                                Since September 8, 1998(1)


Michael Stankiewicz    23       Director, Vice President
                                ------------------------
                                Since September 8, 1998(1)

(1) Each of the above individuals will serve in their respective capacities until the next annual meeting of the shareholders or until a successor is duly qualified and elected.

Biographical Information on Officers and Directors
--------------------------------------------------

MARCI EVANS, age 38, currently acts as the Company's President, Secretary, Director, and Chief Financial and Executive Officer. Currently she is also and Independent Senior Sales Director of Mary Kay Cosmetics, Inc., since 1994. During 1996-98, Ms Evans acted as the Secretary and a director of the following corporations: Image Perfect Incorporated, a Nevada company engaged in the artwork industry; Express Entry Systems, another Nevada corporation engaged in providing graphic design to individuals, small businesses and organizations; and All-Wrapped Up, a Nevada corporation involved in providing retail gift services. Ms. Evans acted in such capacities only in the start-up phase and performed only her required duties in her respective positions as an executive officer and director with those three companies. Each of those
corporations has new management.   From 1994-96, she was the Secretary and a
Director of Gem Source Incorporated, a Nevada corporation engaged in the jewelry business where she performed only such minimal duties as required as in her position as a executive officer and director of such corporation. From 1987 through 1995, Ms. Evans was Vice President of Sensuous Sandwich Shoppes of Nevada, Inc., a company which owns retail delis in Las Vegas, Nevada and Salt Lake City, Utah. Ms. Evans was the owner/operator of the Las Vegas, Nevada location and operational consultant to the Salt Lake City location.

From 1985 through 1987, Evans was secretary of Brian-Evans Inc., a partnership which owned retail bakery operations in Las Vegas, Nevada. From 1984 through 1985, Marci Evans worked for American Savings Bank in Salt Lake City, Utah, as a Construction Loan Officer, and from 1978 through 1983, she worked for First Security Bank of Utah, N.A. in Salt Lake City as a Foreign Exchange Administrator. Marci Evans attended the University of Utah in connection with the American Institute of Banking from 1978-82.

MICHAEL STANKIEWICZ, age 23, serves as the Company's Vice-President and a director. From 1994 - 1996, Mr. Stankiewicz was self-employed as a commercial fisherman in the State of Alaska. After some time off, from 1998 through the present date, he is again employed as a commercial fisherman in Alaska. Mr. Stankiewicz graduated from Haltom High School in 1994 and is currently applying for enrollment at the University of Nevada Las Vegas.

SUSAN STANKIEWICZ, age 43, is a Director of the Company. Since September of 1998, Ms. Stankiewicz has also been a director and Vice President of Millennia Automated Products, Inc. a company in the vending business in the greater Las Vegas area. During 1997 and 1998, Susan Stankiewicz was employed as office manager of Apple Orthodontix she managed three different locales of Apple Orthodontix in the Dallas/Ft. Worth area. From 1993 through 1998, Ms. Stankiewicz was the owner/operator of Sweet Stuff Vending, based in Dallas, Texas. Ms. Stankiewicz attended Brigham Young University during 1974 and 1975 where she studied General Business.

Family Relationships
--------------------

    Michael Stankiewicz is the son of Susan Stankiewicz and nephew to Marci Evans. Susan Stankiewicz is the sister of Marci Evans. There are no other familial relationships between officers and directors.

Involvement in Other Public Companies.
--------------------------------------

     None of the Company's directors are involved in other public companies that would be described as "reporting" companies, except Susan Stankiewicz. Ms. Stankiewicz is a director of Millennia Automated Products, Inc. ("Millennia"), a Nevada public company which has recently became a reporting issuer. Millennia is seeking a listing on the NASD OTC Bulletin Board and filed its Form 10SB General Form for Registration of Securities of Small Business Issuers with the Securities and Exchange Commission on April 19, 1999. Generally, an issuer is subject to reporting obligations sixty (60) days after such filing. Millennia became a reporting company on June 19, 1999.

Involvement in Certain Legal Proceedings
----------------------------------------

     Except as indicated below and/or hereinbefore, to the knowledge of Management, during the past five years, no present or former director, executive officer, or person nominated to become a director or executive officer of the Company:

           (1) Filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

           (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

           (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

           (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Beneficial Ownership Reporting Compliance
-----------------------------------------

     Base solely on the review of Form 3's furnished to the Company, to the best of its knowledge, each of the Company's officers/directors and 10% shareholders has filed their Initial Statement of Beneficial Ownership on Form 3, although the same were filed approximately two weeks late. There are no known failures to file any report as to the best of the Company's knowledge, were no other reports required to be filed in 1999 by these individuals.

Item 6.     Executive Compensation

     The following table sets forth certain information as to compensation received by the Company's Chief Executive Officer who is also a director of the Company and its President and Secretary, as of December 31, 1998.

                      SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
                           ----------------------------------------------------------------------
                          Annual Compensation                     Awards              Payouts
------------------------------------------------------------------------------------------------
(a)                    (b)   (c)       (d)       (e)       (f)       (g)        (h)     (i)
                                                 Other                                  All
Name                                             Annual    Restricted                   Other
and                                              Compensa- Stock     Underlying LTIP    Compensa-
Principal                                        sation    Award     Options/   Payouts tion
Position               Year  Salary($) Bonus($)  ($)       ($)       SAR's(#)   ($)     ($)
------------------------------------------------------------------------------------------------
Marci Evans(1)         1999  -0-       -0-       -0-       -0-       -0-        -0-     -0-
President, CEO, CFO    1998  -0-       -0-       -0-       -0-       -0-        -0-     -0-
Secretary
Director
------------------------------------------------------------------------------------------------

(1)     The Company had intended to compensate Ms. Evans $1,000 per month at such time as the
Company actually commences conducting operations. (See "CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.") Ms. Evans has not yet started receiving such monthly compensation.  Ms. Evans has not yet received any compensation from the Company as of the date of this report.


Options/Sar Grants
------------------

     There were no stock options or stock appreciation rights granted to any executive officer since its inception through present date.

Aggregated Option/Sar Exercises and Fiscal Year End Option/Sar Value Table
--------------------------------------------------------------------------

     Not applicable.

Long Term Incentive Plans
-------------------------

     There are no long term incentive plans in effect and therefore no awards have been given to any executive officer in the past year.

Compensation of Directors
-------------------------

     The Company pays no fees to members of the Company's Board of Directors for the performance of their duties as directors. The Company has not established committees of the Board of Directors.

Employment Contracts and Termination of Employment
--------------------------------------------------
and Change in Control Arrangements
-----------------------------------

     The Company has no employment contracts in effect with any of the members of its Board of Directors or its executive officers nor are there any agreements or understandings with such persons regarding termination of employment or change-in-control arrangements. The Company has agreed to compensate Ms. Evans $1,000 per month for services rendered in her capacity as Secretary and President of the Company, and in the marketing of the Company's products, and such time as the Company actually commences substantive operations. Because much of the Company's business will rely on Ms. Evans' knowledge and business contacts, Ms. Evans may be entitled to additional compensation at a future date. Such compensation will be at the discretion of the Board of Directors and will be authorized based on several different factors such as, the nature and quantity of work Ms. Evans performs, the results of her marketing efforts, and the amount of revenues, if any, which may result from her efforts, etc. Such compensation could take the form of cash bonuses, or salary arrangements over and above of the current agreed upon salary of $1,000 per month; or it could take the form of restricted stock awards, or option grants. If Ms. Evans' efforts have positive results, it is likely that the Company will enter into some sort of employment agreement with her. The same holds true for Ms. Stankiewicz. Because of the Company limited revenues from operations, it has not yet begun compensating Ms. Evans. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".)

Item 11.  Security Ownership Certain Beneficial Owners and Management

      The following table sets forth the amount and nature of beneficial ownership of each person known to a beneficial owner of more than five percent of the issued and outstanding shares of the Company. The following information is based on 401,200 shares issued and outstanding as of the date hereof .

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
_____________________________________________________________________________
             Name and                Amount and
             Address of              Nature of
Title of     Beneficial              Beneficial         Percent of
Class        Owner                   Owner              Class
---------    -------------           --------------     ----------
Common       Marci Evans(1)          150,000 Shares      37.39%
             6357 Vicuna Drive,      Sole Voting Power
             Las Vegas, Nevada
             89146

Common       Michael Stankiewicz(2)  50,000 Shares       12.46%
             6357 Vicuna Drive       Sole Voting Power
             Las Vegas, NV 89146
____________________________________________________________________________
(1) Also an officer and director
(2) Also an officer and director

      The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company. The information below is based on 401,200 shares issued and outstanding as of the date hereof.

SECURITY OWNERSHIP OF MANAGEMENT
_____________________________________________________________________________
             Name and              Amount and
             Address of            Nature of
Title of     Beneficial            Beneficial         Percent of
Class        Owner                 Owner(1)           Class
--------     -------------------   ----------------   ------------
Common       Marci Evans           150,000 Shares      37.39%
             6357 Vicuna Drive     Sole Voting Power
             Las Vegas, NV 89146

Common       Michael Stankiewicz   50,000 Shares       12.46%
             6357 Vicuna Drive     Sole Voting Power
             Las Vegas, NV 89146

Common       Susan Stankiewicz(2)  -0- Shares(2)        -0-
             5800 W. Charleston
             #1035
             Las Vegas, 89146
_____________________________________________________________________________
Officers & Directors as a group    200,000 shares(3)   49.85%

(1) None of the Company's officer or directors have any rights to acquire additional shares of the Company's common stock, beneficially or otherwise.

(2) Susan Stankiewicz currently resides with her daughter, Rachel Burton, who owns 800 shares of the Company. Rachel Burtons retains sole voting power over her shares.
_____________________________________________________________________________

Changes in Control
------------------

      The Company has no arrangements which might result in a change in control of the Company.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Two of the Company's officers received an aggregate of 200,000 common shares of the Company's stock at inception for a $10,000 cash contribution. The Company has also agreed to compensate Ms. Evans for services performed for the Company in the future at a rate of $1,000 per month. Because the Company's business plan will rely mostly on Ms. Evans' efforts, there is the possibility that Ms. Evans will receive additional compensation in the future for her contributions to the Company. This compensation may be substantial. The Board of Directors has the authority to approve additional compensation for Mr. Evans if she performs substantial services to the Company in its initial phase of operations. The amount and type of such compensation will depend on the amount and success of Ms. Evans' services and as well as the Company's cash flow. The Board of Directors has authorized and Management has budgeted only $12,000 for Ms. Evans' salary for the next 12 months. Because the Company does not intend to hire additional personnel within that time period, it will be mostly reliant on Ms. Evans abilities to make decisions regarding specialty packaging products, and the combined efforts of Ms. Evans and Ms. Stankiewicz
to market such packaging.   Additional compensation to Ms. Evans and Ms.
Stankiewicz, if any, could be substantial, and could take the form of salary
increases, cash bonuses, restricted stock awards, or stock options.   The
potential for Ms. Evans and Ms. Stankiewicz to benefit personally from their contributions to the Company exists, therefore, although the amount and nature of such benefit has yet to be determined. (See "Executive Compensation".)

     The Company has entered into two contracts which could be construed as a related party transactions: one with MK Resources, Inc., a Nevada corporation ("MK") which is 100% owned by Marci Evans and her husband, Dennis Evans; and one with Progressive Management, of which Dennis Evans, Marci Evans' husband is President. The MK contract, which is a contract for credit card processing services, provides that MK will provide credit card processing to the Company for a fee of 2.5% of the orders processed, deducted on a monthly basis. The effective date of the contract is September 15, 1998, and it may be
terminated by either party with 30 days written notice.   In addition, MK has
acted as a supplier of the specialty packaging which the Company has marketed to date; there is no contract between MK and the Company regarding MK's supplying such packaging, and the Company is free to purchase its specialty packaging products from whatever source it believes offers the Company the best deal. It is likely that the Company will not continue to utilize MK as it has already actively solicited other entities for the purchase of products.

     The Progressive Management agreement is a consulting agreement entered into on January 1, 1999 whereby Progressive has agreed to provide the following services to the Company: bookkeeping, audit preparations and SEC filing preparations for $500 per month.

                               PART III

Item 13.    Exhibits and Reports on 8-K

     (a)    Exhibits

No.         Description
----        ------------
3.1*        Articles of Incorporation
3.2*        Bylaws
10.1*       Agreement with MK Resources, Inc.
10.2*       Agreement with Progressive Management Consulting Inc.
27**        Financial Data Schedule

* Filed as part of the Company's Registration Statement on Form 10SB with the Securities and Exchange Commission on June 29, 1999.

** Filed herewith

     (b)    Report on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Registrant:

                                     ACCESS NETWORK CORPORATION

Date: March 24, 2000        By:        /s/ Marci Evans
                                     -----------------------------
                                      Marci Evans
                                      President, Secretary
                                      Chief Executive Officer, Chief
                                      Financial Officer, Chairman of
                                      the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2000        By:        /s/ Marci Evans
                                      -----------------------------
                                      Marci Evans
                                      President, Secretary
                                      Chief Executive Officer, Chief
                                      Financial Officer, Chairman of
                                      the Board of Directors


Date: March 24, 2000        By:         /s/ Susan Stankiewicz
                                       -------------------------------
                                       Susan Stankiewicz
                                       Director