Form 10QSB
period 2000-03-31
ACCESS NETWORK CORP
filed 2000-05-10
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2000
                       Commission file number 000-26539

                          ACCESS NETWORK CORPORATION
       ________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

        Nevada                                      88-0409450
  ____________________________              ________________________________
 (State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization

           2995 El Camino Road, Las Vegas, Nevada             89146
   ________________________________________________      _____________
    (Address of principal executive offices)              (Zip Code)


                                  (702) 251-3211
               ________________________________________________
               (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [XX] No [ ], and (2) has been subject to such filing
requirements for the past 90 days. Yes [XX]   No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of the date hereof, the issuer had outstanding 401,200 shares of its Common Stock, $0.001 par value.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements of Access Network Corporation, a Nevada corporation (the "Company"), as of March 31, 2000 were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.




                         ACCESS NETWORK CORPORATION

                        (A DEVELOPMENT STAGE COMPANY)

                      FINANCIAL STATEMENTS (UNAUDITED)

                      MARCH 31, 2000, AND MARCH 31, 1999

                              TABLE OF CONTENTS


                                                     Page Number

INDEPENDENT ACCOUNTANTS REPORT ............................ 1

FINANCIAL STATEMENT
      Balance Sheets....................................... 2

      Statements of Operations and Deficit
      Accumulated During the Development Stage ...........  3

      Statement of Changes in Stockholders' Equity ........ 4

      Statements of Cash Flows ............................ 5

      Notes as to the Financial Statements ................ 6

DAVID E. COFFEY            3651 LINDELL ROAD, SUITE A, LAS VEGAS, NEVADA 89103
------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANT     (702) 871-3979


                        INDEPENDENT ACCOUNTANTS REPORT


To the Board of Directors and Stockholders of Access Network Corporation
Las Vegas, Nevada


     I have compiled the balance sheets of Access Network Corporation as of March 31, 2000, and March 31, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from September 8, 1998, (date of inception) to March 31, 2000, in accordance with Statement on Standards for Accounting and Review Services issued by the American in Institute of Certified Public Accountants.

     A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the, accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


/s/DAVE COFFEY

David Coffey, C. P. A.
Las Vegas, Nevada
April 28, 2000

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS



                                          March 31,   Mar. 31,    Dec.31,
                                          2000        1999        1999
                                          (Unaudited) (Unaudited)
                                          ----------- ----------- ------------
ASSETS

Cash                                      $   28,641  $    7,941  $    33,164
Accounts receivable                              215           -        1,284
Inventory                                      5,466         201        5,465
Prepaid expenses                                 653       3,405          899
Deposits                                         109           -          109
                                          ----------- ----------- ------------
    Total Assets                          $   35,084  $   11,547  $    40,921
                                          =========== =========== ============

LIABILITIES: & STOCKHOLDERS' EQUITY

Accounts payable                          $    1,500  $    2,005  $     3,132
                                          ----------- ----------- ------------
   Total Liabilities                           1,500       2,005        3,132

Stockholders' Equity

    Common stock, authorized 25,000,000
     shares at $.001 par value, issued
     and outstanding 401,200 shares              401         200          401
    Additional paid-in capital                46,835       9,800       46,835
    Deficit accumulated during the
     development stage                       (13,652)       (458)      (9,447)
                                          ----------- ----------- ------------
   Total Stockholders' Equity                 33,584       9,542       37,789



   Total Liabilities and Stockholders'
    Equity                                $   35,084  $   11,547  $    40,921
                                          =========== =========== ============


The accompanying notes are an integral part of these financial statements.

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)
(Unaudited)

                                For the three  For the three  Inception,
                                months ended   months ended   Sept. 8, 1998,
                                Mar. 31, 2000  Mar. 31, 1999  to Mar. 31, 2000
                                -------------- -------------- ----------------
Sales                           $           -  $           -  $        20,445
Cost of sales                               -              -           17,823
                                -------------- -------------- ----------------
Gross margin                                -              -            2,622

Expenses
  Organizational expenses                   -              -              185
  Advertising                               -              -              351
  Consulting                            1,500          1,500            7,600
  Licenses and fees                         8              -              687
  Office expenses                           -              -              535
  Professional fees                     2,452              -            5,852
  Rent                                    245              -              327
  Travel                                    -              -              737
                                -------------- -------------- ----------------
Total expenses                          4,205          1,500           16,274

Net income (loss)                      (4,205)        (1,500)         (13,652)

Deficit accumulated,
beginning of period                    (9,447)         1,042                -
                                -------------- -------------- ----------------
Deficit accumulated during
the development stage           $     (13,652) $        (458) $       (13,652)
                                ============== ============== ================
Earnings ( loss ) per share
  assuming dilution:            $       (0.01) $       (0.01) $         (0.04)
                                ============== ============== ================

Weighted average shares               401,200        200,000          318,353
                                ============== ============== ================

The accompanying notes are an integral part of these financial statements.

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT 0F CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 8,1998, (Date of Inception) TO
MARCH 31, 2000
(Unaudited)


                                                       Additional
                                    Common Stock       Paid-in
                                Shares       Amount    Capital     Total
                             ------------ ------------ ----------- -----------
Balance, September 8, 1998             -  $         -  $        -  $        -

Issuance of common stock for
 cash November, 1998             200,000          200       9,800      10,000

Add net income                         -            -           -       1,042
                             ------------ ------------ ----------- -----------

Balance, December 31, 1998       200,000          200       9,800      11,042

Issuance of common stock
 for cash June,1999              201,200          201      50,099      50,300

Less offering costs                    -            -     (13,064)    (13,064)

Less net loss                          -            -           -     (10,489)
                             ------------ ------------ ----------- -----------

Balance, December 31, 1999       401,200          401      46,835      37,789

Less net loss                          -            -           -      (4,205)
                             ------------ ------------ ----------- -----------

Balance, March 31, 2000          401,200  $       401  $   46,835  $   33,584
                             ============ ============ =========== ===========

The accompanying notes are an integral part of these financial statements

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS 0F CASH FLOWS
(With Cumulative Figures From Inception)
(Unaudited)

                                               For the three  For the three  Inception,
                                               months ended   months ended   Sept. 8, 1998,
                                               Mar. 31, 2000  Mar. 31, 1999  to Mar. 31, 2000
                                               -------------- -------------- ----------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)                              $      (4,205) $      (1,500) $       (13,652)
Non-cash items included in net loss                        -              -                -
Adjustments to reconcile not loss to cash
 used by  operating activity
  (Increase) in accounts receivable                    1,069          1,087             (215)
  (Increase) in inventories                                -              -           (5,466)
  (Increase) in prepaid expenses                         245              -             (653)
  (Increase) in Deposits                                   -              -             (109)
  Increase in Accounts Payable                        (1,632)         1,285            1,500

                                               -------------- -------------- ----------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES         (4,523)           872          (18,595)

CASH FLOWS USED BY INVESTING ACTIVITIES                    -              -                -
                                               -------------- -------------- ----------------
    NET CASH USED BY INVESTING ACTIVITIES                  -              -                -

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                     -              -              401
  Paid-in capital                                          -              -           59,899
  Less offering costs                                      -           (405)         (13,064)
                                               -------------- -------------- ----------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES              -           (405)          47,236

NET INCREASE IN CASH                           $      (4,523) $         467  $        28,641

CASH AT BEGINNING OF PERIOD                           33,164          7,474                -
                                               -------------- -------------- ----------------
CASH AT END OF PERIOD                          $      28,641  $       7,941  $        28,641
                                               ============== ============== ================

The accompanying notes are an integral part of these financial statements.



ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES THE FINANCIAL STATEMENTS
MARCH 31,2000


NOTES TO THE FINANCIAL STATEMENTS

Access Network Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2000, and March 31,1999, since there have been no material changes (other than indicated in the other footnotes) to the information reported by the Company in the audited financial statements for the twelve months ended December 31, 1999, and December 31, 1998.


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

Forward Looking Statements

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding the future purchase of equipment, hiring additional personnel, potential contracts with third parties, future cash requirements, and future profitability are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

General

     The Company currently operates at 2995 El Camino Road, Las Vegas, Nevada 89146. The Company's principal business is providing speciality gift packaging to small businesses, especially independent sale personnel of direct marketing entities. The Company's fiscal year end is December 31 of each year.

Results of Operations

      Revenues and Costs of Revenues

       The Company achieves revenues from sale of its gift boxes. Cost of revenues include inventory costs, inventory storage and shipping expenses. Total revenues for the the three months ended March 31, 2000 were -0-. The Company attributes this to the fact that (1) its gift box sales are not what the Company had hoped they would be after 18 months of operations, and (2) the majority of the Company's sales typically take place before Christmas during the Company's fourth quarter. The Company had no costs associated with sales in its first quarter of 2000. THe Company's total revenues since inception are $20,445 with total costs of sales equaling 17,823 Average net profits since inception are 12%. The Company's costs of sales include mostly the purchase of inventory of its Gable Boxes

       Assets

       The Company's assets consist mainly of approximately $28,641 cash on hand, inventory valued at $5,466, and accounts receivable of $215. The Company has also prepaid more than $600 in expenses. In the Company's first quarter of 2000, the Company's inventory on hand increased from approximately 1,000 Gable Boxes to approximately 25,000 Gable Boxes.

      General and Administrative Expenses

       General and Administrative expenses consist of advertising, consulting fees, licenses and other fees, office expenses, professional fees, rent and travel.

      Comparative Periods - First quarters March 31 2000 and 1999

      The Company total assets increased between first quarter 1999 and first quarter 2000 from $ 11,547 to $35,084. Cash as of March 31, 2000 was $ 28,641
as compared to $ 7,941 as of March 31, 1999. The change was primarily due to the close of the Company's offering on April 6, 1999 with 201,200 shares sold, for gross proceeds of $50,300. The Company's assets also increased between the two first quarter periods due to an increase in inventory of over $5,000.

       Net losses for the three months ended March 31, 2000 were $ 4,205 as opposed to a loss of $1,042 in the first three months of 1999. The increase in the Company's net losses during the first quarter of 2000 is mostly due to both an increase in general and administrative expenses reflected in professional fees and the rent of storage space. There are no such expenses in the first quarter of 1999.

Liquidity and Capital Resources

       Cash Flows from Operations

      The Company received payments on accounts receivable of over $1,000 during the first quarter of 2000. It also reduced its accounts payable from $3,132 at December 31, 1999 to $1,500 at the end of its first quarter. Accounts receivable are a result of sales during its prior quarter. The Company continues to fund its losses from operations through cash flows from operations supplemented with the cash on hand raised in its offering of common
stock conducted during early 1999.   The Company's goal in 2000 is to research
the manufactures of Gable Boxes in an effort to achieve the same net profit
margin as in 1998 (24%) as well as increase its volume of sales.   If it is
able to achieve and increase of sales at 24% profit margin, its cash flows from operations will be sufficient to funds its business operations so long as the Company did not significantly expand its operations.

     The Company does not necessarily believe that revenues received during 1999 are indicative of its results of operations in the fiscal year of 2000, nor does it believe that its first quarter results are necessarily indicative of what the Company can expect in sales during the 2000 fiscal year.

       Financing Activities

     The Company has funded its operations mostly through its contributions by officers and directors through September of 1998, and through an offering of its common stock which closed in April of 1999. The Company has 201,400 shares outstanding, the majority of which were issued in that offering for gross proceeds of $50,300.

       Cash Requirements over the Next Twelve Months

       During the next twelve months, its cash requirements will include the following: (1) $500 per month to its consultant, Progressive Management. Progressive Management takes care of the Company's bookkeeping, audit preparation and SEC filings and is controlled by the husband of Marci Evans, Mr. Dennis Evans.;(2) Lease payments on a 10x15 feet storage unit from West Sahara Mini Storage at 6318 W. Sahara Ave., Las Vegas, NV 89146; the lease is prepaid to October of 2000 and is $96.00 per month;(4) expenses associated with SEC reporting compliance of approximately $850 per month with the highest estimated such expenses occurring during the Company's first quarter when its annual report is due. Marci Evans has agreed to continue to forego her salary of $1,000 and the Company does not intend to rent office space but will continue to use the home of Marci Evans at no charge. The Company, therefore, will require a minimum of $17,500 for the next 12 month for compensation for services and lease payments. The Company believes that its cash on hand of approximately $28,600 will be sufficient to provide for the foregoing cash requirements in the next twelve months, including some extra expenses associated with setting up a web site, advertising, purchasing some additional inventory if warranted as well as other miscellaneous expenses.

        There is no guarantee, however, that the funds available to the Company will be sufficient to achieve the Company's goal of penetrating the highly competitive market of specialty packaging. The Company will use every effort to minimize its expenses during its next year of operations. It has no plans for additional employees until or unless warranted due to business needs and it will likely not rent office space. The Company will utilize the services of Susan Stankiewicz, if needed, when and if business is such that it requires additional employees especially to take and process orders.

     The Company attributes all of its sales to personal business contacts of management and believes the sales season during 2000 will also follow the same trend. Management increased the Company's client base to over 100 from referrals from 1998 years sales season to 1999. The Company hopes to rely on that new customer base during 2000, although it is likely the Company will see any significant sales activity until the Christmas season. The Company does not plan to use any advertisement a this point. The Company will continue to pursue its current market aggressively in the year 2000. Although the profit margin on sales to date has been minimal, revenues were sufficient to cover costs; the Company intends to purchase products at a better price if possible this year to keep competitive with its competitors.

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

Risks, Trends, Uncertainties

       Lack of Operating History -The Company was only recently organized in September of 1998, and has conducted minimal operations since to date.
The Company has limited assets of approximately $35,000. The Company conducted operations during the last quarter of 1998 to test its ability to market specialty packaging and met with some limited success with gross revenues for that quarter of approximately $8,600 and net revenues of $2,100. In 1999, The Company realized $11,854 as compared to $8,951 in 1998, respectively, in gross sales from its Gable Boxes and related products. The Company had no revenues in the first quarter of 2000, however. Because of its limited capital and its lack of significant operating history, the Company must be considered a development stage company. Development stage companies are inherently more risky than established companies because there is no earnings history and no assurance that future revenues will develop.

      Competition -The Company plans to develop a niche in a market, that is the specialty packaging business, which is highly competitive with respect to name recognition, volume discounts, and quality of experienced service. There are many well established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company can expect to face significant competition from a broad range of companies involved in the wholesale distribution and sales of specialty packaging. Many of these competitors are innovators in the area of single-ply paperboard folding cartons in the packing industry and represent years of research in products and services. The Company, therefore, expects intense competition from such companies involved in the paper goods markets which have already achieved success in the industry and also have the resources, technology and marketing know-how to readily address changes in the industry.

       No Formal Market Feasibility Study - The Company has not conducted a formal market feasibility study or analysis to see if the product/services the Company proposes to offer will be widely accepted locally or nationally. This lack of market analysis poses an additional risk to the Company. The Company has based its decision to continue forward in the specialty packaging business based its operations in the fourth quarter of 1998 and fiscal year 1999, as well as its first quarter of 2000 which was comprised of very limited product line marketed to a limited number of small business users. The Company does not consider its limited success during last year's fourth quarter to be indicative of what it can expect in the future, nor of the feasibility of the Company to be able to succeed with its business purposes.

      Lack of Market Definition and Plan - Defining and measuring the wholesale distribution of specialty packaging market has been difficult.

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

       Conflicts of Interest and Potential Conflicts of Interest - All of the Company's officers/directors are involved with other business and/or interests which will take a portion of their time. Although these individuals are willing to work full-time for the Company, they may not be able to devote 100% of their time to the Company. Marci Evans, the Company's President, Secretary, and a Director, is an independent Senior Sales Director for Mary Kay Cosmetics and such position will require a portion of her time and efforts; Susan Stankiewicz currently serves as Vice-President and a Director of another corporation, which will require a portion of her time; and, Michael Stankiewicz intends to attend school at the University of Nevada at least part-time. Each of the directors, therefore, has other interests which will demand a certain amount of their time, which, in some instances, could be substantial. There is no assurance, therefore, if a conflict of interest arose, that it would be resolved in favor of the Company. In addition, members of Management may become involved in other business entities which have the same or similar activities as the Company and unforseen conflicts of interest could develop.

       Inexperience of Management - Although Ms. Evans and Ms. Stankiewicz have a varied background and business experience between them, and both have served in various capacities with other start-up companies in the past, neither have had experience in running a company in the start-up and development stage, nor has either of these individuals had any experience in the marketing, on a wholesale basis, of specialty packaging.

       Dependence on Management/Key Personnel -The Company is extremely dependent on Management. The loss of any of its officers could have a material adverse effect on the Company's business. Because of the Company's limited resources, no key person insurance has been, or will be purchased on any of its officers. In addition, the future success of the Company is dependent on the performance of Management, especially Marci Evans, and her ability to attract and motivate and retain highly qualified employees, when and if the Company has sufficient funds to do so. In the meantime, the Company's business plan is based almost entirely on Marci Evans' analysis of market trends, her product choices in response to such marketing analysis, her ability to attract and maintain a steady customer base, and her ability to market the product line to such clientele. The Company, as of this date cannot afford to hire additional personnel to perform marketing services and all will be performed by Management, mostly Ms. Evans. The Company is highly dependent, therefore, on Ms. Evans ability to market its products. Because substantially all of the Company's current customers are a result of Ms. Evans business and personal contacts in the Mary Kay network, the loss of Marci Evans' services would have a material adverse effect on the Company. In addition, in the start-up phase, Management will continue to provide the Company, without charge, the usage of a personal computer, copier, miscellaneous office equipment, and a vehicle.

      Dependence on Suppliers - Management believes that in order to compete in the wholesale marketing and distribution of specialty packaging, it must offer products which are readily available, high in quality and competitively priced. The Company has begun establishing relationships with a number of manufacturer/suppliers which it believes can meet the foregoing criteria. It has not entered into nor plans to enter into any long term purchase contracts with any of these manufacturer/suppliers. In 1999, the Company purchased products from the following, Floral Supply Syndicate, Gift Box Corporation and Costco Wholesalers. The Company must be able to purchase from its suppliers at a price which will allow it to be competitive in the market place or find others. In 1999, a buyout of its existing supplier, cut Company's profit margin when the new owner did not offer the same volume discounts as it's predecessor.

      Seasonality of Specialty Packaging - Distribution of specialty packaging is extremely seasonable especially in the target market niche the Company is soliciting. In general, traditional holidays spur seasonal consumer buying. The fourth calendar quarter is typically the highest sales volume quarter for sales in the industry as a whole. The Company will have a more difficult type forecasting purchasing and sales patterns, and, as a result, it may be very difficult for the Company to survive the seasonableness of the industry.

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

            None.

ITEM 5.     OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits filed with this Report

     Exhibit 27 - Financial Data Schedule

   (b) Reports on Form 8-K
     No reports on 8-K were filed during the quarter reported on.

                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACCESS NETWORK CORPORATION
                                              (Registrant)

Date: May 9, 2000                    By:    /s/ Marci Evans
                                              ------------------------
                                                  Marci Evans, President
                                                  and Director