Form 10QSB
period 2000-06-30
ACCESS NETWORK CORP
filed 2000-08-10
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000
                       Commission file number 000-26539

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

     As of the date hereof, the issuer had outstanding 601,200 shares of its Common Stock, $0.001 par value.

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements of Access Network Corporation, a Nevada corporation (the "Company"), as of June 30, 2000 were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

                          ACCESS NETWORK CORPORATION

                        (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                       JUNE 30, 2000, AND JUNE 30, 1999

                              TABLE OF CONTENTS


                                                                        Page
                                                                      Number




    Balance Sheets ......................................................F2

    Statements of Operations and Deficit
    Accumulated During the Development Stage.............................F3

    Statement of Changes in Stockholders' Equity ........................F4

    Statements of Cash Flows.............................................F5

    Notes to the Financial Statements....................................F6-7


                                      F1

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                      June 30,    June 30,
                                                        2000        1999
                                                  ------------- -------------
ASSETS

Cash                                              $     23,854  $     44,865
Accounts receivable                                        215           220
Inventory                                                5,465           201
Prepaid expenses                                           409             0
Deposits                                                   109           109
                                                  ------------- -------------
     Total Assets                                 $     30,052  $     45,395
                                                  ============= =============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                  $          0  $          0
                                                  ------------- -------------
     Total Liabilities                                       0             0

Stockholders' Equity
   Common stock, authorized 25,000,000
     shares at $.001 par value, issued and
     outstanding 601,200 shares and 401,200
     shares, respectively                                  601           401
   Additional paid-in capital                           46,835        46,835
   Income (deficit) accumulated during the
     development stage                                 (17,384)       (1,841)
                                                  ------------- -------------
     Total Stockholders' Equity                         30,052        45,395


     Total Liabilities and Stockholders' Equity   $     30,052  $     45,395
                                                  ============= =============



The accompanying notes are an integral part of these financial statements.

                                    - F2 -

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE



                                                                                   Inception
                         For the three  For the three  For the six   For the six   Sept. 8, 1998
                         months ended   months ended   months ended  months ended  to June
                         June 30, 2000  June 30, 1999  June 30, 2000 June 30, 1999 30, 2000
                         -------------- -------------- ------------- ------------- --------------
Sales                    $           0  $           0  $          0  $          0  $      20,445
Cost of sales                        0              0             0             0         17,823
Gross margin                         0              0             0             0          2,622
                         -------------- -------------- ------------- ------------- --------------
Expenses
  Organizational expense             0              0             0             0            185
  Advertising                        0              0             0             0            351
  Consulting                     1,500          1,500         3,000         3,000          9,100
  Licenses and fees                 60            103            68           103            747
  Office expenses                    0              0             0             0            535
  Professional fees              1,727              0         4,179             0          7,579
  Rent                             245              0           490             0            572
  Travel                             0              0             0             0            737
  Bonus stock                      200              0           200             0            200
                         -------------- -------------- ------------- ------------- --------------
Total expenses                   3,732          1,603         7,937         3,103         20,006

Net income (loss) before
provision for income taxes      (3,732)        (1,603)       (7,937)       (3,103)       (17,384)

Income taxes                         0            220             0           220
                         -------------- -------------- ------------- ------------- ---------------
Net income (loss)               (3,732)        (1,383)       (7,937)       (2,883) $     (17,384)
                                                                                   ==============
Retained earnings
(deficit)beginning
of period                      (13,652)          (458)       (9,447)        1,042
                         -------------- -------------- ------------- -------------
Deficit accumulated
during the development
stage                    $     (17,384) $      (1,841) $    (17,384) $     (1,841)
                         ============== ============== ============= =============
Earnings (loss) per
share assuming dilution  $       (0.01) $       (0.01) $      (0.02) $      (0.01) $       (0.05)
                         ============== ============== ============= ============= ==============
Weighted average shares
outstanding                    467,867        267,067       434,533       233,533        340,780
                         ============== ============== ============= ============= ==============


The accompanying notes are an integral part of these financial statements.


                                    - F3 -

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 8, 1998,  (Date of Inception) TO
JUNE 30, 2000

                                                                  Additional
                                          Common Stock            Paid-in
                                       Shares        Amount       Capital       Total
                                     ------------- ------------- ------------ -------------
Balance, September 8, 1998                      -  $          -  $         -  $          -

Issuance of common stock for cash,
November 19, 1998                         200,000           200        9,800        10,000

Retained earnings                               0             0            0         1,042
                                     ------------- ------------- ------------ -------------
Balance, December 31, 1998                200,000           200        9,800        11,042

Issuance of common stock for cash,
June 11, 1999                             201,200           201       50,099        50,300

Less offering costs                             0             0      (13,064)      (13,064)

Less net loss                                   0             0            0       (10,489)
                                     ------------- ------------- ------------ -------------
Balance, December 31, 1999                401,200           401       46,835        37,789

Issuance of stock as bonus,
June, 2000                                200,000           200            0           200

Less net loss                                   0             0            0        (7,937)
                                     ------------- ------------- ------------ -------------

Balance, June 30, 2000                    601,200  $        601  $    46,835  $     30,052
                                    ============== ============= ============ =============

The accompanying notes are an integral part of these financial statements



                                     -F4 -



ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS



                         For the three  For the three  For the six   For the six   Inception
                         months ended   months ended   months ended  months ended  Sept.8, 1998 to
                         June 30, 2000  June 30, 1999  June 30, 2000 June 30, 1999 June 30, 2000
                         -------------- -------------- ------------- ------------- --------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net income or (loss)     $      (3,732) $      (1,383) $     (7,937) $     (2,883) $     (17,384)
Adjustments to reconcile
 net loss to cash used by
 operating activity
   Accounts payable             (1,500)        (2,005)       (3,132)         (720)             0
   Accounts receivable               0           (220)        1,069           867           (215)
   Inventories                       0              0             0             0         (5,465)
   Prepaid expenses                245              0           490             0           (409)
   Stock bonus                     200              0           200             0            200
   Deposits                          0           (109)            0          (109)          (109)
                         -------------- -------------- ------------- ------------- --------------
     NET CASH PROVIDED BY
     OPERATING ACTIVITIES       (4,787)        (3,717)       (9,310)       (2,845)       (23,382)

CASH FLOWS USED BY
INVESTING ACTIVITIES                 0              0             0             0              0
                         -------------- -------------- ------------- ------------- --------------
     NET CASH USED BY
     INVESTING ACTIVITIES            0              0             0             0              0

CASH FLOWS FROM
FINANCING ACTIVITIES
   Sale of common stock              0            201             0           201            401
   Paid-in capital                   0         43,234             0        43,234         59,899
   Less offering costs               0         (2,794)            0        (3,199)       (13,064)
                         -------------- -------------- ------------- ------------- --------------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES            0         40,641             0        40,236         47,236

     NET INCREASE IN CASH       (4,787)        36,924        (9,310)       37,391         23,854

CASH AT BEGINNING
  OF PERIOD                     28,641          7,941        33,164         7,474              0
                         -------------- -------------- ------------- ------------- --------------

CASH AT END OF PERIOD    $      23,854  $      44,865  $     23,854  $     44,865  $      23,854
                         ============== ============== ============= ============= ==============


SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION:
  Issuance of 200,000 shares as bonus                                              $         200
                                                                                   ==============




The accompanying notes are an integral part of these financial statements.


                                    - F5 -

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2000, AND JUNE 30, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on September 8, 1998, under the laws of the State of Nevada. The business purpose of the Company is to distribute, on a wholesale basis, specialty packaging for small businesses nation wide.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B - INVENTORY

Inventory is stated at the lower of cost or market determined on a first-in, first-out basis.

NOTE C - OFFERING COSTS

Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares.

NOTE D - EARNINGS (LOSS) PER SHARE

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

NOTE E - PUBLIC STOCK OFFERING

In June of 1999, the Company sold 201,200 shares of its common stock at $.25 per share for a total of $50,300.
The net proceeds were to be used to distribute, on a wholesale basis, specialty packaging for small businesses nation wide.

NOTE F - RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with a company,

                                - F6-

ACCESS NETWORK CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2000 AND JUNE 30, 1999
(continued)

NOTE F - RELATED PARTY TRANSACTIONS  (continued)

in which one of its shareholders has a controlling interest, for the processing of credit card sales of its products. Under terms of the agreement, the Company will pay 2.5% of all of the sales processed by the Company using credit cards as a method of payment. The credit card processing fees are deducted as processed to arrive at net sales. The agreement was effective December 1, 1998.

On June 1, 2000, the Company issued 200,000 shares of its common stock to two of its officers for their dedication and efforts to make the Company a success. The stock was valued at the par value of $.001 per share for a total of $200.

NOTE G - STOCK BONUS

On June 1, 2000, the Company issued 200,000 shares of its common stock to two of its officers for their dedication and efforts to make the Company a success. The stock was valued at the par value of $.001 per share for a total of $200.

The policy of the Company is that, when stock is issued as a bonus, the assigned value is expensed in the Statement of Operations.

                                  F7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     The following discussion provides information which Management believes is relevant to an assessment and understanding of the Company's plan of operation. This discussion should be read in conjunction with the Company's financial statements and notes.

Forward Looking Statements
--------------------------

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

General
-------

     The Company currently operates at 2995 El Camino Road, Las Vegas, Nevada 89146. The Company's principal business is providing speciality gift packaging to small businesses, especially independent sale personnel of direct marketing entities. The Company's fiscal year end is December 31 of each year.

Results of Operations
---------------------

      Revenues and Costs of Revenues

       The Company achieves revenues from sale of its gift boxes. Cost of revenues include inventory costs, inventory storage and shipping expenses. Total revenues for the the three months ended June 30, 2000 were -0-. The Company attributes this to the fact that (1) its gift box sales are not what the Company had hoped they would be after almost two years of operations, and
(2) the majority of the Company's sales typically take place before Christmas during the Company's fourth quarter. The Company had no costs associated with sales in its first quarter of 2000. The Company's total revenues since inception are $20,445 with total costs of sales equaling $17,823. Average net profits since inception are 12%. The Company's costs of sales include mostly the purchase of inventory of its Gable Boxes.

       Assets

       The Company's assets consist mainly of approximately $23,854 cash on hand, inventory valued at $5,465, and accounts receivable of $215. The Company has also prepaid approximately $400 in expenses. In the Company's first quarter of 2000, the Company's inventory on hand increased from approximately 1,000 Gable Boxes to approximately 25,000 Gable Boxes; such inventory has remained the same in the second quarter.

      General and Administrative Expenses

       General and Administrative expenses consist of advertising, consulting fees, licenses and other fees, office expenses, professional fees, rent and travel.

      Comparative Periods - Second quarters June 30, 2000 and 1999

      The Company total assets decreased approximately $15,000 from $45,395 in the second quarter 1999 to $30,052 in the second quarter 2000. Cash at June 30, 2000 was $23,854 as compared to $ 44,865 as of June 30, 1999. The change was primarily due to the close of the Company's offering on April 6, 1999 with 201,200 shares sold, for gross proceeds of $50,300. The Company at June 30, 1999 had not yet expended a large portion of these offering proceeds. The decrease in cash was partially due to an inventory purchase which reflects as an increase from $201 in June 1999 to $5,465 in June 2000.

       Net losses for the six months ended June 30, 2000 were $ 7,937 as opposed to a loss of $ 2,883 in the first six months of 1999. The increase in the Company's net losses during the first half of 2000 is mainly due to both an increase in general and administrative expenses reflected in professional fees and the rent of storage space. There are no such expenses in the first half of 1999.

Liquidity and Capital Resources
--------------------------------

       Cash Flows from Operations

      The Company received payments on accounts receivable of over $1,000 during the first six months of 2000, although this occurred in the first quarter. Accounts receivable are a result of sales during the last 1999 quarter. It also reduced its accounts payable from $3,132 at December 31, 1999 to $0 at the end of its second quarter, with a $1,500 reduction during the first three months and the balance during the quarter ended June 30, 2000. The Company continues to fund its losses through the cash on hand raised in
its offering of common stock conducted during early 1999.   The Company's goal
in 2000 is to research the manufactures of Gable Boxes in an effort to achieve the same net profit margin as in 1998 (24%) as well as increase its volume of
sales.   If it is able to achieve and increase of sales at 24% profit margin, its cash flows from operations will be sufficient to funds its business operations so long as the Company did not significantly expand its operations.

     The Company does not necessarily believe that revenues received during 1999 are indicative of its results of operations in the fiscal year of 2000, nor does it believe that its first half year results are necessarily indicative of what the Company can expect in sales during the 2000 fiscal year. The Company expects that the majority of its revenues, if any, will be generated through Christmas sales.

       Financing Activities

     The Company has funded its operations mostly through its contributions by officers and directors through September of 1998, and through an offering of its common stock which closed in April of 1999. The Company has 601,200 shares outstanding, the 201,200 of which were issued in that offering for gross proceeds of $50,300; 200,000 were issued for cash contributions to founders. The balance was issued during the Company's last fiscal quarter as discussed under:

       Cash Requirements over the Next Twelve Months

       During the next twelve months, its cash requirements will include the following: (1) $500 per month to its consultant, Progressive Management. Progressive Management takes care of the Company's bookkeeping, audit preparation and SEC filings and is controlled by the husband of Marci Evans, Mr. Dennis Evans.;(2) Lease payments on a 10x15 feet storage unit from West Sahara Mini Storage at 6318 W. Sahara Ave., Las Vegas, NV 89146; the lease is prepaid to October of 2000 and is $96.00 per month;(4) expenses associated with SEC reporting compliance of approximately $850 per month with the highest estimated such expenses occurring during the Company's first quarter when its annual report is due. Marci Evans has agreed to continue to forego her salary of $1,000 and the Company does not intend to rent office space but will continue to use the home of Marci Evans at no charge. The Company, therefore, will require a minimum of $17,500 for the next 12 month for compensation for services and lease payments. The Company believes that its cash on hand of approximately $23,800 will be sufficient to provide for the foregoing cash requirements in the next twelve months, including some extra expenses associated with setting up a web site, advertising, purchasing some additional inventory if warranted as well as other miscellaneous expenses.

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

     The Company attributes all of its sales to personal business contacts of management and believes the sales season during 2000 will also follow the same trend. Management increased the Company's client base to over 100 from referrals from 1998 years sales season to 1999. The Company hopes to rely on that new customer base during 2000, although it is likely the Company will see any significant sales activity until the Christmas season. The Company does not plan to use any advertisement a this point. The Company will continue to pursue its current market aggressively in the year 2000 holiday season. Although the profit margin on sales to date has been minimal, revenues were sufficient to cover costs; the Company intends to purchase products at a better price if possible this year to keep competitive with its competitors.

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

Year 2000 Issues
-----------------

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

Risks, Trends, Uncertainties
----------------------------

       Lack of Operating History -The Company was only recently organized in September of 1998, and has conducted minimal operations since to date.
The Company has limited assets of approximately $30,000. The Company conducted operations during the last quarter of 1998 to test its ability to market specialty packaging and met with some limited success with gross revenues for that quarter of approximately $8,600 and net revenues of $2,100. In 1999, The Company realized $11,854 as compared to $8,951 in 1998, respectively, in gross sales from its Gable Boxes and related products. The Company had no revenues in the first six months of 2000, however. Because of its limited capital and its lack of significant operating history, the Company must be considered a development stage company. Development stage companies are inherently more risky than established companies because there is no earnings history and no assurance that future revenues will develop.

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

                     PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     Changes in Securities

            During the Company's second fiscal quarter, it issued an aggregate of 200,000 unregistered common shares to two of its officers: 150,000 shares to Marci Evans and 50,000 shares to Michael Stankiewicz. The shares were issued as a bonus to the two officers/directors for their efforts and dedication to the Company. Marci Evans has foregone her $1,000 per month salary since inception due to the Company's lack of revenues and will continue to do so although she will continue to provide executive services to the Company as well as provide potential contacts and sales efforts. The shares were issued pursuant to the exemption provided under Section 4(2) as "an isolated transaction, not involving a public offering" and were issued at par value, $0.001.

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

                                              ACCESS NETWORK CORPORATION
                                              (Registrant)

Date: August 7,  2000                    By:    /s/ Marci Evans
                                              ------------------------
                                                  Marci Evans, President
                                                  and Director