Form 10QSB
period 2000-09-30
ACCESS NETWORK CORP
filed 2000-11-16
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2000
                       Commission file number 000-26539

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements of Access Network Corporation, a Nevada corporation (the "Company"), as of September 30, 2000 were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

                          ACCESS NETWORK CORPORATION

                        (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                             September  30, 2000

                          Access Network Corporation
                        (A Development stage Company)
                               Balance Sheets
                                 (Unaudited)

                                                   September 30, December 31,
                                                       2000         1999
                                                   ------------- ------------
                            Assets
                            -------
Current Assets:
  Cash                                             $     19,834  $    33,164
  Accounts receivable tax refund                            215        1,284
  Inventory                                               5,465        5,465
  Prepaid expenses                                        1,056          899
  Deposits                                                  109          109
                                                   ------------- ------------
  Total Current Assets                                   26,679       40,921
                                                   ------------- ------------
      Total Assets                                 $     26,679  $    40,921
                                                   ============= ============

           Liabilities & Stockholders' Equity
           ----------------------------------

Current Liabilities
  Accounts payable                                 $          -  $     3,132
                                                   ------------- ------------
  Total Current Liabilities                                   -        3,132

Stockholders' Equity:
   Common stock, $.001 par value: authorized
    25,000,000 shares, issued and outstanding
    401,200 shares on December 31, 1999
    601,200 on September 30, 2000                           601          401
   Paid in Capital                                       46,835       46,835
   Accumulated Deficit                                  (20,757)      (9,447)
                                                   -------------  -----------
   Total Stockholders' Equity                            26,679       37,789
                                                   ------------- -------------

      Total Liabilities and Stockholders' Equity   $     26,679  $    40,921
                                                   ============= ============




             See Accompanying Notes to the Financial Statements.

                          Access Network Corporation
                        (A Development Stage Company)
                             Statements of Income
                                  (Unaudited)



                           Nine Months  Nine Months Three Months Three Months (Sept 8, 1998)
                           Ended        Ended       Ended        Ended        Inception to
                           Sept. 30,    Sept 30,    Sept. 30,    Sept 30,     Sept 30,
                           2000         1999        2000         1999         2000
                           ------------ ----------- ------------ ------------ -------------
Sales                      $         -  $        -  $         -  $         -  $     20,445
Cost of Sales                        -           -            -            -        17,823
                           ------------ ----------- ------------ ------------ -------------
     Gross Margin                    -           -            -            -         2,622

Expenses
  Advertising & marketing         268         351          268           351           619
  Amortization                      -          28            -            28           185
  Consulting                    4,700       4,600        1,500         1,600        10,800
  General and administrative      949         188          459           120         2,982
  Professional fees             5,393       1,600        1,146           600         8,793
                           ------------ ----------- ------------ ------------ -------------
     Total Expenses            11,310       6,767        3,373         2,699        23,379

     Net income before
       income  taxes          (11,310)     (6,767)      (3,373)       (2,699)      (20,757)

     Income Taxes                   -           -            -            -             -
                           ------------ ----------- ------------ ------------ -------------

          Net Income       $  (11,310)  $  (6,767)  $   (3,373)  $    (2,699) $    (20,757)
                           ============ =========== ============ ============ =============
Net Income Per Common
 Share (primary and
 fully dilutive            $    0.019)  $  (0.017)  $   (0.006)  $    (0.007)
                           ============ =========== ============ ============
Weighted Average Shares
 Common Stock Outstanding     601,200     401,200      601,200       401,200
                           ============ =========== ============ ============





            See Accompanying Notes to the Financial Statements

                        Access Network Corporation
                      (A Development Stage Company)
                    Statement of Stockholders' Equity
      From Inception (September 8, 1998) through September 30, 2000
                               (Unaudited)



                                 Common     Common
                                 Stock      Stock      Paid-in    Accumulated    Total
                                 Shares     Amount     Capital     Deficit      Equity
                                --------- ----------- ----------- ----------- ------------
Balances at September 8, 1998          -  $        -  $        -  $        -  $         -

Issuance of common stock for
 cash at $.05 per share,
 November 19, 1998               200,000         200       9,800           -       10,000

Net income from inception
 (September 8, 1998) through
 December 31, 1998                     -           -           -       1,042        1,042
                                --------- ----------- ----------- ----------- ------------
Balance at December 31, 1998     200,000         200       9,800       1,042       11,042

Issuance of common stock
 for cash, June 11, 1999         201,200         201      37,035           -       37,236

Net loss for December 31, 1999         -           -           -     (10,489)     (10,489)
                                --------- ----------- ----------- ----------- ------------
Balances at December 31, 1999    401,200         401      46,835      (9,447)      37,789

Issuance of common stock as
 a bonus, June 2000              200,000         200           -           -          200

Net Loss for the Nine Months
 Ended September 30, 2000              -           -           -     (11,310)     (11,310)
                                --------- ----------- ----------- ----------- ------------
Balances at September 30, 2000   601,200  $      601  $   46,835  $  (20,757) $    26,679
                                ========= =========== =========== =========== ============










              See Accompanying Notes to Financial Statements.


                        Access Network Corporation
                      (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)


                                                             Nine Months    Nine Months
                                                                Ended          Ended
                                                            Sept. 30, 2000  Sept. 30, 1999
                                                            --------------  --------------
Cash Flows Used In Operating Activities:

Net Loss                                                    $     (11,310)  $      (6,547)

Adjustments to reconcile net loss to cash flow
 used in operations:
   Expenses not requiring cash-amortization of
    organizational costs                                                -              28
   Common stock issued for bonus                                      200               -
Changes in operating assets and liabilities:
   Decrease in accounts receivable                                  1,069             758
   Increase in prepaid expenses                                      (157)          3,000
   Inventory                                                            -          (1,829)
   Increase in deposits                                                 -               -
   Accounts payable                                                (3,132)            880
                                                            --------------  --------------
     Net Cash used in Operating Activities                        (13,330)         (3,710)

Cash Flows from Financing Activities:
   Sale of common stock                                                 -             201
   Paid in capital                                                      -          37,035
                                                            --------------  --------------
     Net Cash Provided by Financing Activities                          -          37,236
                                                            --------------  --------------
Net increase in cash                                              (13,330)         33,526

Cash at beginning of period                                        33,164           7,474
                                                            --------------  --------------

Cash at end of period                                       $      19,834   $      41,000
                                                            ==============  ==============





            See Accompanying Notes to the Financial Statements.


                      ACCESS NETWORK CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS
                          September 30, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on September 8, 1998, under the laws of the State of Nevada. The business purpose of the Company is to distribute, on a wholesale basis, specialty packaging for small businesses nation wide.The Company will adopt accounting policies and procedures based upon the nature of future transactions.

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

NOTE F - RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with a company, in which one of its shareholders has a controlling interest, for the processing of credit card sales of its products. Under terms of the agreement, the Company will pay 2.5% of all of the sales processed by the Company using credit cards as a method of payment. The credit card processing fees are deducted as processed to arrive at net sales. The agreement was effective December 1, 1998.

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

General
-------

     The Company currently operates at 2995 El Camino Road, Las Vegas, Nevada 89146. The Company's principal business is providing speciality gift packaging to small businesses, especially independent sale personnel of direct marketing entities. The Company currently has one specialty gift packaging product: its specialty gable boxes (with coordinated wrap and ribbon). It also is in the process of producing a "Twelve Days of Christmas" video. The Company test marketed a similar video in 1999 on an extremely limited basis.

Recent Developments
-------------------

     The Company produced an instructional video which shows the design, layout and products needed to create the "Twelve Days of Christmas". U-Edit Video of Las Vegas agreed to produce and supply 50-test videos at $5 each. The Company distributed the videos to preferred customers as a promotional item in the month of October 2000 with a direct mail flyer giving a 10% discount if the clients order before October 31, 2000. Also, the Company plans to sell the video as a sales aid in the 2000 season.

     Due to the loss of the Company's current supplier of its specialty
"gable boxes", and in an effort to lower inventory costs, Ms. Evans, the Company's CEO and President, began researching international wholesalers. Subsequent to the quarter end, Ms. Evans traveled to the Phillippines where she made contacts with wholesalers, distributors, and manufacturers of specialty boxes and packaging. She also acquired product samples which include some gift items with the idea of incorporating the same into the specialty packaging. Ms. Evans believes she has located some potential suppliers which
will result in high quality products at low prices.   No supply contracts or
purchase orders were entered into. The Company will need additional financing to utilize these suppliers especially if it elects to expand its product line.

Results of Operations
---------------------

       Revenues

       The Company achieves revenues from sale of its gift boxes. It also hopes to receive revenues by reintroducing its "Twelve Days of Christmas" video. Cost of revenues include inventory costs, inventory storage, shipping expenses, and production costs for the video. Total revenues for the three months ended September 30, 2000 were -0-. The Company attributes this to the fact that (1) its gift box sales are not what the Company had hoped they would be after two years of operations, and (2) the majority of the Company's sales typically take place before Christmas during the Company's fourth quarter. During October 2000, the Company had $1,200 in "Gable Box" pre-season sales and with the introduction of the video has increased the Company's client by approximately 15%. The Company had no costs associated with sales in its third quarter of 2000 other than its video production costs of $250. The Company's total revenues since inception are $20,445 with total costs of sales equaling $17,823. Average net profits since inception are 12%.

     The Company attributes all of its sales to date to personal business contacts of management and believes the sales season during 2000 will also follow the same trend. Management increased the Company's client base to over 100 from referrals from 1998 years sales season to 1999. The Company hopes to rely on that new customer base during the fourth quarter of 2000 for sales activity. The Company does not plan to use any advertisement at this point. The Company will continue to pursue its current market aggressively in the year 2000 holiday season. The Company, however, believes that its profit margin will be smaller in the 2000 fiscal year due to the increased cost to the Company of its current inventory of "gable boxes".

       Assets

       The Company's assets consist mainly of approximately $19,834 in cash on hand and inventory valued at $5,465. The Company has also prepaid approximately $1,066 in expenses. In the Company's first quarter of 2000, the Company's inventory on hand increased from approximately 1,000 Gable Boxes to approximately 25,000 Gable Boxes; such inventory has remained the same in the second and third quarters although subsequent to September 30, 2000, the Company's inventory has been reduced by sales.

      General and Administrative Expenses

       General and Administrative expenses consist of advertising, consulting fees, licenses and other fees, office expenses, professional fees, rent and travel.

      Comparative Periods - September 30, 2000 and 1999

      Cash at September 30, 2000 was $ 19,834 as compared to $41,000 as of September 30, 1999. The change was primarily due to the close of the Company's offering on April 6, 1999 with 201,200 shares sold, for gross proceeds of $50,300. The Company at September 30, 1999 had not yet expended a large portion of these offering proceeds. The decrease in cash was also due to an inventory purchase which reflects as an increase in inventory from $2,030 in September 1999 to $5,465 in September 2000 with the balance of the reduction in cash mostly the result of general and administrative expenses. The Company expended almost $4,000 more on professional fees (legal and accounting) in the first three quarters of the 2000 fiscal year compared to 1999.

       Net losses for the nine months ended September 30, 2000 were $ 11,310 as opposed to a loss of $ 6,547 in the nine ended September 1999. The increase in the Company's net losses during 2000 is mainly due to both an increase in general and administrative expenses reflected in professional fees and a purchase of inventory which occurred in the Company's first quarter.

Liquidity and Capital Resources
--------------------------------

       Cash Flows from Operations

      The Company received payments on accounts receivable of over $1,070 during the first nine months of 2000; this occurred in the first quarter. Accounts receivable are a result of sales during the last 1999 quarter. It also reduced its accounts payable from $3,132 at December 31, 1999 to $0 at the end of its third quarter, with a $1,500 reduction during the first three months and the balance during the quarter ended June 30, 2000. The Company received no cash from operations in its third quarter. The Company continues to fund its losses through the cash on hand raised in its offering of common stock conducted during early 1999.

     The Company expects that the majority of its revenues, if any, will be generated through Christmas sales; it began making pre-season Christmas sales in October. It anticipates a smaller profit margin on this year's sales because of increased inventory costs.

       Financing Activities

      The Company has funded its operations mostly through its contributions by officers and directors through September of 1998, and through an offering of its common stock which closed in April of 1999. The Company has 601,200 shares outstanding: 201,200 of which were issued in its offering for gross proceeds of $50,300; 200,000 were issued for cash contributions to founders; and 200,000 as a bonus to management during the second quarter.

       Cash Requirements over the Next Twelve Months

       During the next twelve months, its cash requirements will include the following: (1) $500 per month to its consultant, Progressive Management. Progressive Management takes care of the Company's bookkeeping, audit preparation and SEC filings and is controlled by the husband of Marci Evans, Mr. Dennis Evans.;(2) Lease payments on a 10x15 feet storage unit from West Sahara Mini Storage at 6318 W. Sahara Ave., Las Vegas, NV 89146; the lease is prepaid to October of 2000 and is $96.00 per month;(4) expenses associated with SEC reporting compliance of approximately $850 per month with the highest estimated such expenses occurring during the Company's first quarter when its annual report is due. The Company, therefore, will require a minimum of $17,500 for the next 12 month for compensation for services and lease payments. The Company believes that its cash on hand of approximately $19,834 will be sufficient to provide for the foregoing cash requirements in the next twelve months, including some extra expenses associated with setting up a web site, advertising, purchasing some additional inventory if warranted as well as other miscellaneous expenses.

     Until it begins to derive some revenues from operations, Marci Evans has agreed to continue to forego her salary of $1,000 per month. The Company will also continue to use office space in the home of Marci Evans at no charge. It does not intend to hire any new employees and will use the services of other officers and directors if needed. The Company will likely use cash flows from operations to purchase new inventory. In any event, cash on hand and potential retained earnings will not be sufficient to fund any contemplated expansion.

     Continuing Operations/Expansion Plans

     Although the profit margin on sales to date has been minimal, revenues were sufficient to cover costs. The Company's goal in 2000 has been to research the manufacturers of Gable Boxes, as well as other specialty packaging, in an effort to achieve the same net profit margin as in 1998 (24%) as well as increase its volume of sales. The Company intends to continue with that goal during 2001 year to keep competitive. It also hopes to expand its product lines into other specialty gift box lines and possibly gift items during 2001. The Company believes that it must expand its inventory to satisfy current customers and attract new ones. The Company has spoken with various companies including wholesalers, distributors and manufacturers of specialty packaging and gift boxes in the Phillippines. Management is looking at companies which will be able to offer quality merchandise at competitive prices and is taking into account the best prices offered per volume discount, drop shipment and reorder time. Management hopes to enter into purchase orders with some of these companies during 2001 although it is not likely that cash flows from operations during its fourth quarter will be sufficient for the Company to expand its gift box line or expand into other areas such as specialty gift items without some sort of additional financing. In addition. the Company is in the position that it must seek new suppliers because it can no longer purchase its "gable box" gift box line from its former supplier and its current supplier is not competitively priced. The Company believes that its cash flows from its fourth quarter will be sufficient to replace inventory, provided a supplier is found, but that it will require additional sources or financing to expand the quantity and variety of its inventory.

      Ms Evans also intends to aggressively pursue a customer base of independent sales directors for Mary Kay Inc. and other direct marketing companies over the next 12 months.

Risks, Trends, Uncertainties

       Lack of Substantive Operating History -The Company was only recently organized in September of 1998, and has conducted minimal operations since to date. The Company has limited assets of approximately $26,500. The Company conducted operations during the last quarter of 1998 to test its ability to market specialty packaging and met with some limited success with gross revenues for that quarter of approximately $8,600 and net revenues of $2,100. In 1999, The Company realized $11,854 in gross sales from its Gable Boxes and related products. The Company had no revenues in the first nine months of 2000, however. Because of its limited capital and its lack of significant operating history, the Company must be considered a development stage company. Development stage companies are inherently more risky than established companies because there is no earnings history and no assurance that future revenues will develop.

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

       No Formal Market Feasibility Study - The Company has not conducted a formal market feasibility study or analysis to see if the product/services the Company proposes to offer will be widely accepted locally or nationally. This lack of market analysis poses an additional risk to the Company. The Company has based its decision to continue forward in the specialty packaging business on results of its operations in the fourth quarters of 1998 and 1999, as well as its first quarter of 2000 which was comprised of very limited product line marketed to a limited number of small business users. The Company does not consider its limited success during the past years' fourth quarters to be indicative of what it can expect in the future, nor of the feasibility of the Company to be able to succeed with its business purposes.

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

       Dependence on Management -The Company is extremely dependent on Management. Specifically, the Company's business plan is based almost entirely on Marci Evans' analysis of market trends, her product choices in response to such marketing analysis, her ability to attract and maintain a steady customer base, and her ability to market the product line to such clientele. The Company, as of this date cannot afford to hire additional personnel to perform marketing services and all will be performed by Management, mostly Ms. Evans. The Company is highly dependent, therefore, on Ms. Evans ability to market its products. Because substantially all of the Company's current customers are a result of Ms. Evans business and personal contacts in the Mary Kay network, the loss of Marci Evans' services would have a material adverse effect on the Company. In addition, in the start-up phase, Management will continue to provide the Company, without charge, the usage of a personal computer, copier, miscellaneous office equipment, and a vehicle.

      Dependence on Suppliers - Management believes that in order to compete in the wholesale marketing and distribution of specialty packaging, it must offer products which are readily available, high in quality and competitively priced. In early 2000 the Company lost its initial supplier of "gable boxes" and has been forced to look for new supplier(s). The Company has begun establishing relationships with a number of manufacturer/suppliers, both US and international, which it believes can meet its criteria. The Company has not entered into nor plans to enter into any long term purchase contracts with any of these manufacturer/suppliers. In 1999, the Company purchased products from the following, Floral Supply Syndicate, Gift Box Corporation and Costco Wholesalers. The Company must be able to purchase from its suppliers at a price which will allow it to be competitive in the market place or find others. In 1999, a buyout of its existing supplier, cut Company's profit margin when the new owner did not offer the same volume discounts as it's predecessor. The Company is dependent on securing new and additional suppliers which can provide quality products at competitive prices.

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

          None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits filed with this Report

     Exhibit 27 - Financial Data Schedule

   (b) Reports on Form 8-K

     No reports on 8-K were filed during the quarter reported on. The Company filed Reports on 8-K and 8-K/A subsequent to the quarter end on Item 4. the resignation of its former accountant and the appointment of a new accountant.

                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACCESS NETWORK CORPORATION
                                              (Registrant)

Date: November 16,  2000                    By: /s/ Marci Evans
                                              ------------------------
                                                  Marci Evans, President
                                                  and Director