Form 10KSB
period 2000-12-31
ACCESS NETWORK CORP
filed 2001-03-22
CIK 1084382

UNITED STATES
                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                                 FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000.

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

                                    Common
                               ________________
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $ 3,508.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

     Market value of the Company's common equity held by non-affiliates cannot be determined because the Company's does not have a market for its stock.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of December 31, 2000 the Company has issued and outstanding common stock of 601,200 shares.

No documents have been incorporated by reference.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [x]

                                    PART I
Item 1.   Description of business...........................................4
Item 2.   Description of properties........................................10
Item 3.   Legal proceedings................................................10
Item 4.   Submission of matters to a vote of security holders..............10

                                   PART II

Item 5.   Market for common equity and related stockholder matters.........10
Item 6.   Management's discussion and analysis or plan of operations.......11
Item 7.   Financial statements.............................................16
Item 8.   Changes in and disagreements with accountants on
          accounting and financial disclosure..............................23

                                   PART III

Item 9.   Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act................23
Item 10.  Executive compensation...........................................25
Item 11.  Security ownership of certain beneficial owners and management...26
Item 12.  Certain relationships and related transactions...................28

                                   PART IV

Item 13.  Exhibits and reports on Form 8-K.................................29

Signatures.................................................................30

                                    PART I

Item 1. Description of Business

BUSINESS DEVELOPMENT

      ACCESS NETWORK CORPORATION (the "Company") was incorporated in the State of Nevada on September 8, 1998, with 25,000,000 shares of common stock authorized, par value $0.001 per share. On April 5, 1999 the Company commenced an offering of its common stock pursuant to an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), under Section 3(b), Regulation D, Rule 504, whereby it offered for sale up to 400,000 of its unregistered common shares at an offering price of $0.25 per share. The offering was also registered with the State of Nevada and was declared effective by the Nevada Securities Division on February 8, 1999. The purpose of the offering was to raise a minimum of $50,000 to fund the start-up-phase of its business operations, that is, the
wholesale marketing and distribution of specialty and fashion packaging.   The
offering closed on April 6, 1999 with 201,200 shares sold, for gross proceeds of $50,300.

BUSINESS OF COMPANY

Principal Products or Services and Their Market
-----------------------------------------------

      Introduction

      The Company's business purpose is the marketing and sale of specialty gift packaging and other products to small businesses and individuals acting as independent sales agents for direct marketing entities. The Company acts as a "wholesale distributor"; that is, it purchases its product line from manufacturer(s) or supplier(s) and sells it to small businesses or individuals interested in reselling or utilizing the same in the course of their business operations. The Company currently has three products that it markets:

         .    its specialty gift boxes (with coordinated wrap and ribbon);
         .    its "Twelve Days of Christmas" video.
         .    specialty t-shirts

      The Company concentrates its marketing efforts on mail order sales to individuals acting as independent sales agents/directors for direct marketing companies. Management has found the market to be highly competitive and although the Company has had some revenues from its initial product line, these revenues have been relatively insignificant. The Company is suffering from both a lack of liquidity and limited capital for operations.

      Product:  Special "Gourmet" Gift Boxes

      The Company currently offers for sale two different styles of "gourmet" gift boxes known as the one piece "Gable Box(es)". The colors of the Gable Boxes consist of metallic white and gold and the dimensions are 3.5" X 3.5" X 13". These boxes were specifically chosen to satisfy the needs of the Company's initial target market, that is independent sales directors for Mary Kay, Inc., and were utilized as seasonal gift boxes by such individuals in their sales of Mary Kay Cosmetics during the 1998, 1999 and 2000 Christmas season. The Company also offers other related merchandise including wrap, tissue and ribbon. In choosing what it believes to be a well designed and high quality product, the Company hoped that it would (1) generate repeat business for the client; (2) add to the value of the gift itself; and (3) enhance the client's image.

      The Company currently has an inventory of approximately 5,100 Gable Boxes on hand at this date. During 1999, the Company lost its supplier for its Gable Boxes; it has not been able to locate another supplier that provides the same or similar box at a similar price. The Company's current inventory was more costly, and, as a result, the Company's profit margin on the "Gable Box" during 1999 and 2000 decreased substantially.

      Product: "Twelve Days of Christmas" Video

      During the 1998 Christmas season, the Company offered a demonstration video, on the preparation of the "Twelve Days of Christmas" for the Company's clientele. The video was produced by the Company's President, Marci Evans, in response to customers questions on the use of the Gable Boxes in connection with the "12 Days of Christmas" gift set, a high ticket specialty gift item marketed by Mary Kay independent sales directors during the 1998-2000 Christmas seasons. The videos provided a means to demonstrate how to use the specialty gift boxes to best advantage and sold for $5.00. The response from the Company's clients was favorable with several videos sold. During the fourth quarter of 2000, U-Edit Video of Las Vegas, Nevada, produced the "Twelve Days of Christmas" video for the Company; it supplied 50 test videos at $5.00 a video. The Company distributed the videos to its preferred customers as a promotional item during the month of October. The promotion included a 10% of discount for orders before October 31, 2000. It also sold approximately 18 videos as a sales aid to customers at $10.00 per video.

      Product: Specialty Shirts

      In October 2000, the Company included t-shirts in their product line. The Company has one black t-shirt with logo which is being marketed to the Company's current clientele. The Company realizes a larger profit margin on t-shirts than on its "Gable Boxes".

      Wholesale Trade Industry Overview

      The Company considers itself a wholesale marketer in the distribution industry. In a traditional distribution channel, raw material moves from supplier to manufacturer (which fabricates the finished product), then from manufacturer to a distributor such as the Company, for distribution to points of purchase. The most popular channel for moving product from manufacturer/ supplier to the retailer, has been wholesale distribution. The type of distributor most familiar to the public is the merchant wholesale distributor, who buys the product outright from a supplier (usually the manufacturer) and attempts to move inventory from their warehouse to businesses interested in
reselling the products or using them in the course of their operations.    The
US Department of Commerce defines merchant wholesalers as establishments primarily engaged in buying and selling merchandise for their own account. Wholesale distributors are full service distributors who in addition to taking title to the products, also take responsibility for delivery to the buyer. The wholesale distribution industry has evolved into six distinct areas, one of which is wholesale paper goods and services. The Company has recently expanded its product line from specialty packaging by adding a limited inventory of one type of specialty t-shirt.

      Markets for the Company

      The Company targets small businesses, especially independent sales agents for companies in the direct sales industry such as Mary Kay, Inc., NuSkin, Avon, and Amway, which might have the use of specialty packaging in connection with either resales or as part of their own overall business marketing approach. The Company has been and will continue to be reliant on contacts that Ms. Evans has made during her years as a Mary Kay, Inc. Independent Sales Director, as part of its marketing approach. During 1999, Ms. Evans marketing efforts increased the client by over 100 retail clients; her client base increased further in 2000 to over 200 retail clients throughout the US. Most of these clients are comprised of Independent Mary Kay Cosmetics Sales Directors. The Company's market for its t-shirts is the same as its specialty boxes.

      Marketing Approach

      Ms. Evans will continue to pursue the same marketing approach as in the past two years, that of Independent Sales Directors at Mary Kay; she will also continue to investigate other potential markets, such as:

      .     Sales Directors of Other Direct Marketing Companies   The Company
            will pursue sales directors with other direct marketing companies, such as NuSkin and Avon, as one of its priority target markets.

      . Direct Marketing Companies -- The Company hopes that the inroads it makes with sales associates of direct marketing companies may lead to potential sales or sales contracts with the direct marketing companies themselves.

      . Purchasing and Reselling Overstock Merchandise From Suppliers As Ms. Evans establishes relationships with various manufacturers/ suppliers, she will be able to analyze overstock merchandise opportunities if they become available. Such over-stock may be marketed in connection with a current customer list, e-commerce, or eventually a wholesale/retail front. Ms. Evans begin pursuing this idea with a trip to the Phillippines in latter 2000;

      . Local Specialty Businesses in the Greater Las Vegas Area -- The Company continues to look for marketing opportunities in its own locale, that is the greater Las Vegas area. Because Management is familiar with local economy, and because southern Nevada is seeing a large economic growth, there appears to be a substantial opportunity to provide local services including specialty products such as the Company's to local businesses.

      Most of the foregoing markets will require additional capital to pursue. During 2000, the Company abandoned its intent to use the Internet or establish a retail establishment as well as its initial hope to acquire other wholesale businesses. The Company does not have sufficient capital and has not achieved enough market penetration to pursue these other markets at this time.

Distribution Methods of the Products or Service
-----------------------------------------------

      The Company currently relies upon direct sales approach by Ms. Evans and business referrals to distribute its products. Its current method involves:

     . selecting a product which it believes will satisfy the needs of current and potential clients with similar specialty packing needs;

     . volume purchase of such products from suppliers which meet the Company's specifications at a cost to the Company which will allow resale of such products at a competitive price; and

     .     marketing and distributing the same to clients.

The Company will concentrate on resellers and small business/individuals working for direct sales corporation which use specialty packaging as part of their own sales activities rather than on individual consumers. The Company uses the following methods to market its products:

     . Mail Order -- The Company has utilized mail order to achieve its limited sales to date and plans to continue with mail order sales. Ms. Evans has sent flyers to Mary Kay independent sale directors whom she personally knows. Because such directors "network", the Company has received many referrals from those independent sales directors who tried, and liked, the Company's Gable Boxes. Ms. Evans then mails flyers to the referred businesses. All of the Company's current customers were solicited in this manner. Ms. Evans does not make general solicitations of the Mary Kay Independent Sales Directors, nor does she intend to follow that approach in the immediate future.

     .     Repeat business   The Company believes that if it satisfies the
           needs of existing customers, and keeps its product line fresh, competitive in price, and in tune with popular trends, it will be able to rely on repeat business from its customers.

     .     Referrals   The Company will also rely on business referrals within
           certain specialty areas to help promote its products.

     . Product Integration - The Company added a new product in 2000: its black t-shirt with logo; as a marketing tool, the Company had its t-shirts compressed to fit into its current "Gable Boxes" as a way to integrate its distribution of a its new product to current customers

Competitive Business Conditions/Competitive Position in
-------------------------------------------------------
the Industry/Methods of Competition
-----------------------------------

       There are a large number of companies and individuals engaged in the specialty packaging industry which is highly competitive with respect to name recognition, quality of products, Internet and mail order presentation, and
advertising.   The Company faces competition from a broad range of companies in the retail packaging and fashion packaging industry, from retail packaging stores and companies which offer products similar to the Company's and from wholesale/distributors of t-shirts. Many of these competitors have achieved national, regional and local recognition and engage in extensive advertising and promotional programs. The Company has identified one local competitor in the greater Las Vegas area: Floral Supply Syndicate. Unfortunately, the Company has been forced to utilize Floral Supply to purchase some of its supplies during the year 2000 and it has become its prime competitor as of this date. The Company's other competition currently comes from small to medium size manufacturers and distributors of paperboard boxes such as Premier Packaging and Nashville Wraps.

      In both latter 1999 and 2000, the Company was negatively impacted by losing its supplier of "Gable Boxes"; the supplier was purchased by a manufacturer which increased wholesale prices to the Company and put the Company in direct competition with its own supplier.

      Although Management continues to believe that the larger, established wholesale packaging companies do not the enjoy the same advantage in the "niche" markets due to their traditional sales approach, the Company realizes that it has a significant disadvantage in the marketplace due to its limited resources and experience. Market penetration due to competition has proven much more difficult than anticipated. The Company continues to believe its main competitive factor will be its unique target market, which it believes is relatively untapped. Marci Evans, as an independent sales director of Mary Kay, Inc., has a certain amount of insight into the needs of independent sales agents in the direct marketing industry and believes that the Company can identify and provide for those needs. The Company believes that its competitive advantages are as follows:

      . Product Line: The Company believes its largest advantage is its specialization in specialty packaging for giftware and fashion packaging market, especially Christmas products. Management acknowledges that it must anticipate and recognize industry trends in specialty packaging in order to be competitive. The Company has amended its market approach from an extremely narrow one with only one product by attempting to expand, on a test basis, into other products which can be integrated with its specialty packaging and marketed in a similar manner to current clients. The Company continues in its efforts to provide a product that is high in quality and that it can do so at an affordable price by purchasing directly from the manufacturer/supplier.

      . Lower Overhead: The operating costs for national competitors can be very expensive. Management believes that its lower operational costs will enable the Company to compete because the lower overhead will keep prices to clients down and allow for extra funds to be targeted where needed. In addition, the Company is relying on business referral advertising and "networking" which it believes will be effective due to the specialized customer base it is trying to attract.

      . Pricing: the Company prices its products at 25% over its cost, depending on the cost of the product. The Company utilizes this pricing strategy to attract volume buyers vs. one-item purchasers. The Company also offers a price break on certain items when one or more cases are purchased. Pricing has, however, become less of a competitive advantage than it was during initial operations; if the Company cannot locate a supplier of its "Gable Boxes" or similar specialty packaging which can offer similar prices as its original supplier, it will not experience the profit margins of 1998 and it will be forced to raise its prices to end-users to a less competitive price.


Sources and Availability of Raw Materials/Names of Principal Suppliers
----------------------------------------------------------------------

      In 1999, the Company obtained its products from three sources: Floral Supply Syndicate, Gift Box Corporation and Costco Wholesalers. In late 1999, its suppliers were reduced to Costco Wholesalers and Floral Supply Syndicate. The Company plans to continue researching the availability of different suppliers for the purchase of the Gable Box and other products and has established relationships with numerous potential suppliers and has received pricing from several different sources on different product lines. The Company plans to utilize the distributor which provides the most competitive prices.

      Due to the loss of the Company's original supplier of its specialty "Gable Boxes", and in an effort to lower inventory costs, Ms. Evans, the Company's CEO and President, began researching international wholesalers. During the 4th quarter of 2000, the Company's president traveled to the Phillippines where she made contacts with wholesalers, distributors, and manufacturers of specialty boxes and packaging. She also acquired product samples which include some gift items with the idea of incorporating the same into the specialty packaging as well as specialty t-shirts. Ms. Evans believes she has located some potential suppliers which will result in high
quality products at low prices.   No supply contracts or purchase orders were
entered into. The Company will need additional financing to utilize these suppliers especially if it elects to expand its product line because it must purchase in extremely large volume to receive discounts on prices.

      The Company utilizes United States Postal Service ground shipping to move inventory from supplier to "warehouse" to customer.

Dependence on a Few Major Customers
-----------------------------------

      The Company currently has approximately 200 customers and is dependent on such customers for its limited revenues. The Company will be dependent on these customers to provide business referrals which can be contacted by the Company. Although the Company believes there is a large potential market for its products both at the retail and wholesale level including Internet markets, its immediate future is dependent on maintaining its current client list and expanding the same. The Company, therefore, is not dependent on any major customer although it is dependent on its current customer list to provide introductions to new potential customers.


Patents, Trademarks, Licenses, Franchises, Concessions,
-------------------------------------------------------
Royalties Agreements, Labor Contracts
-------------------------------------

None


Need for Government Approval
----------------------------

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

Research and Development Activities in the Past Two Years
---------------------------------------------------------

     The Company has been in business since September of 1998. The Company's business development has been funded by capital raised in its initial offering. During 2000, the Company did spend approximately $4,600 on travel expenses associated with researching international product wholesalers/ suppliers.

Total Number of Employees
-------------------------

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

Item 2.  Description of Property

      The Company does not own any property. The Company utilizes office space in the home of Ms. Evans sufficient to conduct its day to day operations. Ms. Evans does not charge the Company any rent. The Company intends to lease office space when and if its operations are such that it becomes necessary. The Company leases of a 10x15 feet storage unit from West Sahara Mini Storage at 6318 W. Sahara Ave., Las Vegas, NV 89146; the lease is prepaid to September 1, 2001, and is $96.00 per month.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information
------------------

     The Company received approval for listing on the NASD OTC Bulletin Board in July 2000 under the symbol "ACSJ". However, no public trading market for its common stock has yet to develop. No transactions have occurred in the Company's secondary market since it was listed. The Company has not agreed to register any shares of its common stock for any shareholder.

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

Issuances of Unregistered Securities
------------------------------------

      There were no securities of the Company sold during the period covered by this report not previously reported.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Forward Looking Information
---------------------------

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

Results of Operations
---------------------

      The following is discussion of the results of operations for the year ended December 31, 2000:

      Revenues and Costs of Revenues

      The Company achieves revenues from sale of its gift boxes, videos and t-shirts; revenues were down this year from $11,850 at December 31, 1999 to $3,500 at fiscal year end 2000. Costs of revenues include inventory costs, inventory storage and shipping expenses as well as the usage of some of the inventory in promotions. Costs of sales reduced to $2,985 in 2000 from $11,314 although much of the "Gable Box" inventory available for sale in 2000 were purchased in late 1999. Although the Company spent significantly more on costs of sales in 1999 than on its sales related costs for 2000, its profit margin actually increased to 15% from its 5% profit margin in 1999; this is partially due to the revenues from t-shirt sales which generated a higher profit margin than the "Gable Box" sales on which the Company depended in 1999. Profit margins were down comparatively in both years from net profits of approximately 24% during its 1998 fiscal year. The large decrease in net profits at year ended 1999 is due to the Company's main supplier of "Gable Boxes" selling its business operations to a company that was not willing to offer the same volume discounts as its predecessor. Although the Company was able to increase its profit margin in 2000 by offering other products, it failed to produce the volume of business that it achieved in either of its prior fiscal years.

      Assets

      The Company's assets consist mainly of approximately $12,744 cash on hand, inventory valued at $5,318 comprised of t-shirts, gable boxes and specialty wrap and ribbon, accounts receivable of $325, and prepaid expenses and deposits equaling $900.

      General and Administrative Expenses

      General and Administrative expenses consist of advertising and marketing costs (none of which were incurred in 2000), consulting fees, licenses and other fees, office expenses, professional fees, rent and travel.

Liquidity and Capital Resources
-------------------------------

      Comparative Periods

      The Company's total assets decreased between 1999 and 2000 from $ 40,921 to $19,289. The Company's inventory on hand at each year end was similar but cash was substantially reduced from the $33,164 cash on hand at December 31, 1999 to $12,744 in 2000. The reduction in cash was due to higher general and administrative expenses in 2000 and a general lack of cash flows from operations; expenses were a little over $29,000 in fiscal 2000 compared with a little over $11,000 in the 1999 fiscal year.

      Net losses at fiscal year ended 1999 were $10,489 as opposed to net losses of $28,501 in 2000. The increase in the Company's net losses, despite a decrease in costs of sales between the two years are almost entirely due to higher general and administrative expenses including a restricted stock bonus paid to two of the Company's officers which was expensed on the Company's books at a deemed value of $10,000 or $0.05 per share. Although the Company had no advertising expenses in 2000, and its consulting expenses between the two years were nearly the same under its contract in effect with Progressive Management (approximately $6,000 each year), the Company experienced a large increase in both administrative expenses and professional fees. The Company spent $3,979 in 1999 on professional fees and $6,598 in 2000; its administrative expenses in 1999 were $819 as opposed to $6,426 in 2000. This substantial increase was in a large part caused by approximately $4,700 in travel expenses related to the Marci Evans search for new wholesalers and/or suppliers.

      Cash Flows from Operations

      The Company experienced a loss from operations in both 1999 and 2000. In both years it relied on funds raised in its public offering which closed in April of 1999 to fund its daily operations as well the purchase and sale of its merchandise. The Company had less cash flows from operations in 2000 due to a significant decrease in revenues between the two years while experiencing an increase in overall expenses. Although the Company did increase its net profit margin, it was not able to generate sufficient cash flows to fund its day to day operations. If the Company incurs similar general and administrative expenses in 2001, and is able to maintain the 15% profit margin experienced in 2000, it would need to increase revenues from operations to almost $150,000 in order to provide sufficient cash flows to fund day to day operations. It is unlikely that the Company will be able to increase its revenues sufficiently which have declined in each year since the start of operations in the 4th quarter of 1998.

      Financing Activities

      The Company has funded its operations mostly through its contributions by officers and directors in September of 1998, and through an offering of its common stock which closed in April of 1999. The Company has 601,200 shares outstanding: 200,000 shares issued for cash to its founders, 201,200 shares sold in its offering which closed in April 1999 for gross proceeds of $50,300; and 200,000 of which were issued as bonuses to two of the Company's officers. Marci Evans, the Company's President and CEO, has not been paid a salary since inception and agreed to forego the same until the Company began seeing more revenues from operations.

       Cash Requirements over the Next Twelve Months

       During the next twelve months, its cash requirements will include the following: (1) $500 per month to its consultant, Progressive Management. Progressive Management takes care of the Company's bookkeeping, audit preparation and SEC filings and is controlled by the husband of Marci Evans, Mr. Dennis Evans. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"); (2) compensation to Marci Evans of $1,000 per month; (3) Lease payments on a 10x15 feet storage unit from West Sahara Mini Storage at 6318 W. Sahara Ave., Las Vegas, NV 89146; the lease is prepaid to September 1, 2001 and is $96.00 per month; (4) an estimated $500 per month for office lease expenses when and if the Company acquires office space; and (4) expenses associated with SEC reporting compliance. The Company, therefore, will require a minimum of $25,000 for the next 12 months for compensation for services and lease payments.

       Management acknowledges that the funds available to the Company will not be sufficient to achieve the Company's goal of penetrating the highly competitive market of specialty packaging, nor will the remaining cash available to it be sufficient to fund day to day operations during the current fiscal year. The Company will use every effort to minimize its expenses during its next year of operations. It has no plans for additional employees until or unless warranted due to business needs and it will likely not rent office space but continue to use the home of Marci Evans. The Company will utilize the services of Susan Stankiewicz, if needed, when and if business is such that it requires additional employees especially to take and process orders. Marci Evans has indicated that she is willing to continue to forego her salary of $1,000 per month, if necessary. Ms. Evans has not yet started receiving such salary.

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

      Ms Evans intends to aggressively pursue a customer base of independent sales directors for Mary Kay Inc. and other direct marketing companies over the next 12 months, especially during the 2001 Holiday season.

Risks, Trends, Uncertainties
-----------------------------

       *Limited Operations/Insignificant Revenues*   The Company was organized
in September of 1998, and has conducted minimal operations since that date. The Company has limited assets of approximately $20,000 of which a little more than half is comprised of cash from its offering which closed in April of 1999. In 2000, the Company realized only $3,508 in revenues compared to $11,854 in revenues in 1999 and $8,951 in 1998. Because of its limited capital and its lack of significant operating history, the Company must be considered a development stage company. Development stage companies are inherently more risky than established companies because there is no earnings history and no assurance that future revenues will develop. The Company's potential profitability is questionable.

      *Competition* The Company is attempting to develop a niche in a market, that is the specialty packaging and t-shirt business, which is highly competitive with respect to name recognition, volume discounts, and quality of experienced service. There are many well established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company faces significant competition from a broad range of companies involved in the wholesale distribution and sales of specialty packaging and other specialty items. Many of these competitors are innovators in the area of single-ply paperboard folding cartons in the packing industry and represent years of research in products and services. There is intense competition from such companies involved in the paper goods markets which have already achieved success in the industry and also have the resources, technology and marketing know-how to readily address changes in the industry. Competition has proven tougher than anticipated and has resulted in decreasing revenues to the Company.

       *No Formal Market Feasibility Study/Lack of Marketing Plan* The Company has never conducted a formal market feasibility study or analysis to see if the product/services the it is offering will be widely accepted locally or nationally. This lack of market has posed an additional risk to the Company which has based its decision to continue forward in the specialty packaging business on its operations in the fourth quarter of 1998 and fiscal year 1999. The Company has a limited product line and limited customer base which make it difficult for it to assess market feasibility or formulate marketing plans. The Company does not consider its extremely limited results of operations to date to be indicative of the feasibility of the Company to be able to succeed with its business purposes. Although it has established that a market for its goods and services exists, Management has no experience in wholesale marketing nor in packaging and is having a difficult time defining its marketing plan to best penetrate a highly competitive industry. The Company must be able to identity and recognize industry trends, which change frequently, and be flexible enough to address changes to meet customers' needs. Lack of revenues has forced the Company to rethink its business objectives and marketing approach as its initial marketing approach of trying to penetrate a very specialized niche has not proven successful.

       *Conflicts of Interest and Potential Conflicts of Interest* All of the Company's officers/directors are involved with other business and/or interests which will take a portion of their time. Although these individuals are willing to work full-time for the Company, they may not be able to devote 100% of their time to the Company. Marci Evans, the Company's President, Secretary, and a Director, is an independent Senior Sales Director for Mary Kay Cosmetics and such position will require a portion of her time and efforts; Susan Stankiewicz currently serves as Vice-President and a Director of another corporation, which will require a portion of her time; Michael Stankiewicz attends school full time at Clark County Community College. Each of the directors, therefore, has other interests which will demand a certain amount of their time, which, in some instances, could be substantial. There is no assurance, therefore, if a conflict of interest arose, that it would be resolved in favor of the Company. In addition, members of Management may become involved in other business entities which have the same or similar activities as the Company and unforseen conflicts of interest could develop.

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

      *Dependence on Suppliers* Management believes that in order to compete in the wholesale marketing and distribution of specialty packaging, it must offer products which are readily available, high in quality and competitively priced. The Company has tried to establish relationships with a number of manufacturer/suppliers which it believes can meet the foregoing criteria. It has not entered into nor plans to enter into any long term purchase contracts with any of these manufacturer/suppliers. In 1999, the Company purchased products from the following, Floral Supply Syndicate, Gift Box Corporation and Costco Wholesalers. In late 1999, a buyout of its existing supplier cut Company's profit margin when the new owner did not offer the same volume discounts as its predecessor. The Company has not succeeded in replacing that supplier to its satisfaction, and has instead begun exploring alternative situations such as other product lines and international suppliers.

      * Seasonality of Specialty Packaging * Distribution of specialty packaging is extremely seasonable especially in the target market niche the Company is soliciting. In general, traditional holidays spur seasonal consumer buying. The fourth calendar quarter is typically the highest sales volume quarter for sales in the industry as a whole. The Company will have a more difficult time forecasting purchasing and sales patterns, and, as a result, it may be very difficult for the Company to survive the seasonableness of the industry.


Item 7.  Financial Statements

     The following financial statements are included herewith: the Company's audited financial statements for the year ended December 31, 2000 and 1999.


                          ACCESS NETWORK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                   DECEMBER 31, 2000, AND DECEMBER 31, 1999

                              TABLE OF CONTENTS
                                                                  Page Number

INDEPENDENT ACCOUNTANT'S REPORT                                          1

FINANCIAL STATEMENT

         Balance Sheets                                                  2

         Statements of Operations                                        3

         Statement of Changes in Stockholders' Equity                    4

         Statements of Cash Flows                                        5

         Notes to the Financial Statements                               6

                           Randy Simpson CPA, P.C.
                          11775 South Nicklaus Road
                              Sandy, Utah 84092
                          Fax & Phone (801) 572-3009

Board of Directors and Stockholders
Access Network Corporation
(A Development Stage Company)
Las Vegas, NV


INDEPENDENT AUDITORS' REPORT
----------------------------

We have audited the accompanying balance sheets of Access Network Corporation (a development stage company) as of December 31, 2000 and December 31, 1999, and the related statements of operations, shareholder's equity and cash flows for December 31, 2000, December 31, 1999 and the period from inception (Sept. 8, 1998) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Access Network Corporation, as of December 31, 2000 and December 31, 1999 and the results of its operations, shareholder's equity and cash flows for December 31, 2000, December 31, 1999 and the period from inception (Sept. 8, 1998) through December 31, 2000, in conformity with generally accepted accounting principles.


/s/ Randy Simpson, CPA PC

Randy Simpson, CPA, P.C.
A Professional Corporation
March 2, 2001

                          ACCESS NETWORK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

                                              December 31,       December 31,
                                                  2000               1999
ASSETS                                        ------------       ------------

Current Assets:
  Cash                                        $    12,744        $    33,164
  Inventory                                         5,318              5,465
  Accounts receivable                                 325              1,284
  Prepaid expenses                                    792                899
  Deposits                                            109                109
                                              ------------       ------------
      Total Current Assets                         19,288             40,921
                                              ------------       ------------

                 Total Assets                 $    19,288        $    40,921
                                              ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                            $         -              3,132
                                              ------------       ------------
      Total Current Liabilities                         -              3,132

Stockholders' Equity
  Common stock, $.001 par value; authorized
   25,000,000 shares, issued and outstanding
   601,200 shares on December 31, 2000 and
   401,200 shares on December 31, 1999                601                401
  Additional paid-in capital                       56,635             46,835
  Accumulated deficit                             (37,948)            (9,447)
                                              ------------       ------------
      Total Stockholders' Equity                   19,288             37,789
                                              ------------       ------------

Total Liabilities and Stockholders' Equity    $    19,288        $    40,921
                                              ============       ============

















See Accompanying Notes to Financial Statements.

                          ACCESS NETWORK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                                                September 8,
                                    Year          Year          1998
                                    Ended         Ended         (Inception) to
                                    December 31,  December 31,  December 31,
                                    2000          1999          2000
                                    ------------- ------------- -------------
Sales                               $      3,508  $     11,854  $     23,954
Cost of Sales                              2,985        11,314        20,808
                                    ------------- ------------- -------------
        Gross Margin                         523           540         3,146

Expenses:
   Advertising & marketing                     -           351           351
   Organization expenses                       -             -           185
   General and administrative              6,426           819         8,460
   Consulting                              6,000         6,100        12,100
   Officer/director bonus                 10,000             -        10,000
   Professional fees                       6,598         3,979         9,998
                                    ------------- ------------- -------------
        Total Expenses                    29,024        11,249        41,094

Net loss before income taxes             (28,501)      (10,709)      (37,948)

Income taxes                                   -           220             -
                                    ------------- ------------- -------------
Net Loss                            $    (28,501)      (10,489)      (37,948)
                                    ============= ============= =============
Net loss per common share
  primary and fully dilutive        $      (0.06) $      (0.03)
                                    ============= =============
Weighted average shares common
  stock outstanding                      501,200       401,200
                                    ============= =============






















See Accompanying Notes to Financial Statements.

                          ACCESS NETWORK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FROM INCEPTION ON SEPTEMBER 8,1998 THROUGH DECEMBER 31, 2000



                                        Common     Common      Additional
                                        Stock      Stock       Paid-in    Accumulated  Total
                                        Shares     Amount      Capital    Deficit      Equity
                                        ---------- ----------- ---------- ------------ -----------
Balances, September 8, 1998                     -  $        -  $       -  $         -  $        -

Issuance of common stock for cash
 at $.05 per share, November 19,1998      200,000         200      9,800            -      10,000

Net income from inception (September 8,
 1998) through December 31, 1998                -           -          -        1,042       1,042
                                        ---------- ----------- ---------- ------------ -----------

Balance at December 31, 1998              200,000         200      9,800        1,042      11,042

Issuance of common stock for cash
  June 11, 1999 (less offering costs
  of $13,064)                             201,200         201     37,035            -      37,236

Net loss for the year ended
  December 31, 1999                             -          -           -      (10,489)    (10,489)
                                        ---------- ----------- ---------- ------------ -----------

Balance at December 31, 1999              401,200         401     46,835       (9,447)     37,789

Issuance of common stock as bonus
 June, 2000 at $0.05 per share            200,000         200      9,800            -      10,000

Net loss for the year ended
 December 31, 2000                              -           -          -      (28,501)    (28,501)
                                        ---------- ----------- ---------- ------------ -----------

Balance at December 31, 2000              601,200  $      601  $  56,635  $   (37,948) $   19,288
                                        ========== =========== ========== ============ ===========





















See Accompanying Notes to Financial Statements.



                          ACCESS NETWORK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS

                                                                                  September 8
                                              Year          Year          1998
                                              Ended         Ended         (Inception) to
                                              December 31,  December 31,  December 31,
                                              2000          1999          2000
                                              ------------- ------------- --------------
CASH FLOWS USED BY OPERATING ACTIVITIES

 Net loss                                     $    (28,501) $    (10,489) $     (37,948)
  Adjustments to reconcile net loss to cash
   flow used in operations
     Common stock issued for bonus                  10,000              -        10,000
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable        959           (197)         (325)
     (Increase) decrease in prepaid expenses           107          2,101          (792)
     (Increase) decrease in inventory                  147         (5,264)       (5,318)
     (Increase) decrease in deposits                     -           (109)         (109)
     Increase (decrease) in accounts payable        (3,132)         2,412             -
                                              ------------- ------------- --------------
    Net Cash Used In Operating Activities          (20,420)       (11,546)      (34,492)


CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock - net of offering
    costs of $13,064)                                    -         37,236        47,236
                                              ------------- ------------- --------------
    Net Cash Provided By Financing Activities            -         37,236        47,236
                                              ------------- ------------- --------------
Net Increase in Cash                               (20,420)        25,690        12,744

Cash at Beginning of Period                         33,164          7,474             -
                                              ------------- ------------- --------------

CASH AT END OF PERIOD                         $     12,744  $      33,164 $      12,744
                                              ============= ============= ==============
















See Accompanying Notes to Financial Statements.



                      ACCESS NETWORK CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS-  DECEMBER 31, 2000

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

          On June 1, 2000 the Company issued 200,000 shares of its stock to two of its officers for their dedication and efforts to make the Company a success. The stock was valued at $.05 per share for a total of $10,000. The policy of the Company is when stock is issued as a bonus, the assigned value is expensed in the Statement of Operations.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      As previously reported in the Company's Form 8/K as amended, the Company changed its certifying accountant on October 23, 2000. As of that date, the Company accepted the resignation of David Coffey C.P.A. as the Company's certifying accountant which was tendered on that same date. During the Company's last two years and the subsequent interim period preceding the resignation of Mr. Coffey, there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. David Coffey C.P.A.'s reports on the financial statements of the Company did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles.

      On October 23, 2000 the Company engaged Randy Simpson, CPA PC as its certifying accountant. The appointment of Randy Simpson CPA PC was recommended and approved by the Company's Board of Directors.


                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors
----------------------

      The names and ages of all directors and executive officers of the Company, along with their respective positions, term of office and period such position(s) was held, is as follows:

Name                   Age      Position Held & Since
--------------------    ---     ---------------------

Marci Evans            39       President/Secretary, Chairman of
                                the Board of Directors, Chief Executive
                                Officer, Chief Financial Officer
                                ----------------------
                                Since September 8, 1998(1)


Susan Stankiewicz      44       Director
                                ------------------------
                                Since September 8, 1998(1)


Michael Stankiewicz    25       Director, Vice President
                                ------------------------
                                Since September 8, 1998(1)

(1) Each of the above individuals will serve in their respective capacities until the next annual meeting of the shareholders or until a successor is duly qualified and elected.

Biographical Information on Officers and Directors
--------------------------------------------------

MARCI EVANS, age 39, currently acts as the Company's President, Secretary, Director, and Chief Financial and Executive Officer. Currently she is also and Independent Senior Sales Director of Mary Kay Cosmetics, Inc., since 1994. During 1996-98, Ms Evans acted as the Secretary and a director of the following corporations: Image Perfect Incorporated, a Nevada company engaged in the artwork industry; Express Entry Systems, another Nevada corporation engaged in providing graphic design to individuals, small businesses and organizations; and All-Wrapped Up, a Nevada corporation involved in providing retail gift services. Ms. Evans acted in such capacities only in the start-up phase and performed only her required duties in her respective positions as an executive officer and director with those three companies. Each of those
corporations has new management.   From 1994-96, she was the Secretary and a
Director of Gem Source Incorporated, a Nevada corporation engaged in the jewelry business where she performed only such minimal duties as required as in her position as a executive officer and director of such corporation. From 1987 through 1995, Ms. Evans was Vice President of Sensuous Sandwich Shoppes of Nevada, Inc., a company which owns retail delis in Las Vegas, Nevada and Salt Lake City, Utah. Ms. Evans was the owner/operator of the Las Vegas, Nevada location and operational consultant to the Salt Lake City location. From 1985 through 1987, Evans was secretary of Brian-Evans Inc., a partnership which owned retail bakery operations in Las Vegas, Nevada. From 1984 through 1985, Marci Evans worked for American Savings Bank in Salt Lake City, Utah, as a Construction Loan Officer, and from 1978 through 1983, she worked for First Security Bank of Utah, N.A. in Salt Lake City as a Foreign Exchange Administrator. Marci Evans attended the University of Utah in connection with the American Institute of Banking from 1978-82.

MICHAEL STANKIEWICZ, age 25, serves as the Company's Vice-President and a director. From 1994 - 1996, Mr. Stankiewicz was self-employed as a commercial fisherman in the State of Alaska. After some time off, during 1998 and 1999, he is again employed as a commercial fisherman in Alaska during the summer months. Mr. Stankiewicz graduated from Haltom High School in 1994 and is currently a full time student at Clark County Community College.

SUSAN STANKIEWICZ, age 44, is a Director of the Company. Since September of 1998, Ms. Stankiewicz has also been a director and Vice President of Millennia Automated Products, Inc. a company in the vending business in the greater Las Vegas area. During 1997 and 1998, Susan Stankiewicz was employed as office manager of Apple Orthodontix she managed three different locales of Apple Orthodontix in the Dallas/Ft. Worth area. From 1993 through 1998, Ms. Stankiewicz was the owner/operator of Sweet Stuff Vending, based in Dallas, Texas. Ms. Stankiewicz attended Brigham Young University during 1974 and 1975 where she studied General Business.

Family Relationships
--------------------

      Michael Stankiewicz is the son of Susan Stankiewicz and nephew to Marci Evans. Susan Stankiewicz is the sister of Marci Evans. There are no other familial relationships between officers and directors.

Involvement in Other Public Companies.
-------------------------------------

      None of the Company's directors are involved in other public companies that would be described as "reporting" companies, except Susan Stankiewicz. Ms. Stankiewicz is a director of Millennia Automated Products, Inc. ("Millennia"), is a Nevada public company which became subject to reporting requirements under the 1934 Act on June 19, 1999.

Involvement in Certain Legal Proceedings
----------------------------------------

     Except as indicated below and/or hereinbefore, to the knowledge of Management, during the past five years, no present or former director, executive officer, or person nominated to become a director or executive officer of the Company:

      . Filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;


      . Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

      . Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

      . Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Beneficial Ownership Reporting Compliance - Compliance with 16(a)
----------------------------------------------------------------

      Base solely on the review of Form 4's furnished to the Company during its fiscal year 2000, to the best of its knowledge, each of the Company's officers/directors and 10% shareholders has filed any required Statements of Changes of Beneficial Ownership on Form 4 in a timely manner. There are no known failures to file any report and, as to the best of the Company's knowledge, no other reports were required to be filed in 2000 by these individuals nor any other individuals or entities.

Item 10.     Executive Compensation

     The following table sets forth certain information as to compensation received by the Company's Chief Executive Officer who is also a director of the Company and its President and Secretary, as of December 31, 200, 1999 and 1998.

                      SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation
                                                           ----------------------------
                                Annual Compensation        Awards               Payouts
                           ------------------------------- -------------------- -------
(a)                  (b)   (c)         (d)       (e)       (f)       (g)        (h)     (i)
                                                 Other                                  All
Name                                             Annual    Restricted                   Other
and                                              Compensa- Stock     Underlying LTIP    Compensa-
Principal                                        sation    Award     Options/   Payouts tion
Position               Year  Salary($) Bonus($)  ($)       ($)       SAR's(#)   ($)     ($)
------------------------------------------------------------------------------------------------
Marci Evans(1)         2000  -0-       -0-        -0-      $ 7,500   -0-       -0-      -0-
President, CEO, CFO    1999  -0-       -0-        -0-      -0-       -0-       -0-      -0-
Secretary              1998  -0-       -0-        -0-      -0-       -0-       -0-      -0-
Director
------------------------------------------------------------------------------------------------

(1)    The Company intends to compensate Ms. Evans $1,000 per month at such time as the
       Company actually commences conducting operations. (See "CERTAIN RELATIONSHIPS AND RELATED


       TRANSACTIONS.") Ms. Evans has not yet started receiving such monthly compensation and has not yet, in fact,  received any compensation from the Company as of the date of this report other than a restricted stock bonus in June of 2000 of 150,000 shares which was valued at $0.05 per share at the time of the transaction.  Although listed on the OTC
       Bulletin Board, the Company has not developed any trading market and therefore has no
       "quotes" to utilize in determining the market value of Marci Evans restricted stock holdings (300,000 shares) at December 31, 2000.


Options/SAR Grants
------------------

     There were no stock options or stock appreciation rights granted to any executive officer since its inception through present date.

Aggregated Option/SAR Exercises and Fiscal Year End Option/Sar Value Table
---------------------------------------------------------------------------

     Not applicable.

Long Term Incentive Plans
--------------------------

     There are no long term incentive plans in effect and therefore no awards have been given to any executive officer in the past year.

Compensation of Directors
-------------------------

     The Company pays no fees to members of the Company's Board of Directors for the performance of their duties as directors. The Company has not established committees of the Board of Directors.

Employment Contracts and Termination of Employment
--------------------------------------------------
and Change in Control Arrangements
----------------------------------

     The Company has no employment contracts in effect with any of the members of its Board of Directors or its executive officers nor are there any agreements or understandings with such persons regarding termination of employment or change-in-control arrangements. The Company has agreed to compensate Ms. Evans $1,000 per month for services rendered in her capacity as Secretary and President of the Company, and in the marketing of the Company's products, and such time as the Company actually commences substantive operations. Because much of the Company's business will rely on Ms. Evans' knowledge and business contacts, Ms. Evans may be entitled to additional compensation at a future date. Such compensation will be at the discretion of the Board of Directors and will be authorized based on several different factors such as, the nature and quantity of work Ms. Evans performs, the results of her marketing efforts, and the amount of revenues, if any, which may result from her efforts, etc. Such compensation could take the form of cash bonuses, or salary arrangements over and above of the current agreed upon salary of $1,000 per month; or it could take the form of restricted stock awards, or option grants. If Ms. Evans' efforts have positive results, it is likely that the Company will enter into some sort of employment agreement with her. The same holds true for Ms. Stankiewicz. Because of the Company limited revenues from operations, it has not yet begun compensating Ms. Evans. Ms. Evans received a restricted stock bonus of 150,000 shares in June 2000.(See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".)

Item 11.  Security Ownership Certain Beneficial Owners and Management

      The following table sets forth the amount and nature of beneficial ownership of each person known to a beneficial owner of more than five percent of the issued and outstanding shares of the Company. The following information is based on 601,200 shares issued and outstanding as of the date hereof.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
_____________________________________________________________________________
             Name and                Amount and
             Address of              Nature of
Title of     Beneficial              Beneficial         Percent of
Class        Owner                   Owner              Class
---------    -------------           --------------     ----------
Common       Marci Evans(1)          300,000 Shares      49.90 %
             2995 El Camino Rd.      Sole Voting Power
             Las Vegas, Nevada
             89146

Common       Michael Stankiewicz(2)  100,000 Shares      16.63%
             2995 El Camino Rd.      Sole Voting Power
             Las Vegas, NV 89146
____________________________________________________________________________
(1) Also an officer and director
(2) Also an officer and director

      The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company. The information below is based on 601,200 shares issued and outstanding as of the date hereof.

SECURITY OWNERSHIP OF MANAGEMENT
_____________________________________________________________________________
             Name and              Amount and
             Address of            Nature of
Title of     Beneficial            Beneficial         Percent of
Class        Owner                 Owner(1)           Class
--------     -------------------   ----------------   ------------
Common       Marci Evans           300,000 Shares       49.90%
             2995 El Camino Rd.    Sole Voting Power
             Las Vegas, NV 89146

Common       Michael Stankiewicz   100,000 Shares       16.63
             2995 El Camino Rd.    Sole Voting Power
             Las Vegas, NV 89146

Common       Susan Stankiewicz(2)  -0- Shares(2)        -0-
             5800 W. Charleston
             #1035
             Las Vegas, 89146
_____________________________________________________________________________
Officers & Directors as a group    400,000 shares(3)    66.53%


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

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Two of the Company's officers received an aggregate of 200,000 common shares of the Company's stock at inception for a $10,000 cash contribution. The Company has also agreed to compensate Ms. Evans for services performed for the Company in the future at a rate of $1,000 per month. Because the Company's business plan will rely mostly on Ms. Evans' efforts, there is the possibility that Ms. Evans will receive additional compensation in the future for her contributions to the Company. This compensation may be substantial. The Board of Directors has the authority to approve additional compensation for Mr. Evans if she performs substantial services to the Company in its initial phase of operations. The amount and type of such compensation will depend on the amount and success of Ms. Evans' services and as well as the Company's cash flow. Although the Board of Directors has authorized $12,000 per year for Ms. Evans' salary, Ms. Evans has foregone her compensation until such time as the Company can afford to pay her. She is not accruing her unpaid salary. Because the Company does not intend to hire additional personnel within that time period, it will be mostly reliant on Ms. Evans abilities to make decisions regarding specialty packaging products, and the combined efforts of Ms. Evans and Ms. Stankiewicz to market such packaging. Additional compensation to Ms. Evans and Ms. Stankiewicz, if any, could be substantial, and could take the form of salary increases, cash bonuses, restricted stock
awards, or stock options.   Ms. Evans (150,000 shares) and Michael Stankiewicz
(50,000 shares) received a restricted stock bonus at a deemed value of $0.05 per share equaling 200,000 shares during the Company's second quarter.

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

                               PART III

Item 13.    Exhibits and Reports on 8-K

      (a)    Exhibits

No.         Description
----        ------------
3.1*        Articles of Incorporation
3.2*        Bylaws
10.1*       Agreement with MK Resources, Inc.
10.2*       Agreement with Progressive Management Consulting Inc.
16**        Letter from David Coffey C.P.A.

* Filed as part of the Company's Registration Statement on Form 10SB with the Securities and Exchange Commission on June 29, 1999.
** Filed with Company's Report on Form 8-K (dated October 23, 2000) and filed with the Securities and Exchange Commission on October 27, 2000

      (b)    Reports on Form 8-K

      During the Company's 4th quarter, the Company filed a Form 8K and 8K/A regarding Item 2., "Resignation of Its Former Certifying Accountant and the Appointment of a New Accountant." The date of the event was October 23, 2000. The Form 8-K and Form 8-K/A were filed during the last quarter of the period covered by this report on October 27, 2000 and November 9, 2000, respectively.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Registrant:

                                      ACCESS NETWORK CORPORATION

Date: March 20, 2001        By:       /s/ Marci Evans
                                      -----------------------------
                                      Marci Evans
                                      President, Secretary
                                      Chief Executive Officer, Chief
                                      Financial Officer, Chairman of
                                      the Board of Directors

      In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2001        By:       /s/ Marci Evans
                                      -----------------------------
                                      Marci Evans
                                      President, Secretary
                                      Chief Executive Officer, Chief
                                      Financial Officer, Chairman of
                                      the Board of Directors


                                      /s/ Susan Stankiewicz
Date: March 20, 2001        By:       -------------------------------
                                      Susan Stankiewicz
                                      Director