Form 10QSB
period 2001-03-31
ACCESS NETWORK CORP
filed 2001-05-14
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2001
                       Commission file number 000-26539

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements of Access Network Corporation, a Nevada corporation (the "Company"), as of March 31, 2001 were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.




                         ACCESS NETWORK CORPORATION

                        (A DEVELOPMENT STAGE COMPANY)

                      FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 2001

                          ACCESS NETWORK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET


                         ASSETS                    (Unaudited)
                                                    March 31,   December 31,
                                                      2001         2000
                                                 -------------- -------------
Current Assets:
   Cash                                          $      11,244  $     12,744
   Accounts receivable                                     931           325
   Inventory                                             4,826         5,318
   Prepaid expenses                                          -           792
   Deposits                                                109           109
                                                 -------------- -------------

       Total Current Assets                             17,110        19,288
                                                 -------------- -------------

       Total Assets                              $      17,110  $     19,288
                                                 ============== =============
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                              $           -  $          -
                                                 -------------- -------------
       Total Current Liabilities                             -             -

Stockholders' Equity:
   Common stock, $.001 par value; authorized
    25,000,000 shares, issued and outstanding
    601,200 shares on March 31, 2001 and
    601,200 on December 31, 2000.                          601           601
  Additional Paid-in Capital                            56,635        56,635
  Accumulated Deficit                                  (40,126)      (37,948)
                                                 -------------- -------------
       Total Stockholders' Equity                       17,110        19,288
                                                 -------------- -------------

Total Liabilities and Stockholders' Equity       $      17,110  $     19,288
                                                 ============== =============








See Accompanying Notes to the Financial Statements.

                          ACCESS NETWORK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                               (September 8,
                                 Three Months   Three Months   1998) Inception
                                 Ended          Ended          to March 31,
                                 March 31,2001  March 31,2000  2001
                                 -------------- -------------- -------------

Sales:                           $         605  $           -  $     24,559
Cost of Sales:                             492              -        21,300
                                 -------------- -------------- -------------
       Gross Margin                        113              -         3,259

Expenses:
   Advertising & marketing                   -              -           351
   Amortization                              -              -           185
   Consulting                            1,500          1,500        13,600
   General and administrative              792            253         9,251
   Officer/director bonus                    -              -        10,000
   Professional fees                         -          2,452         9,998
                                 -------------- -------------- -------------
       Total Expenses                    2,292          4,205        43,385
                                 -------------- -------------- -------------

Net Loss                         $      (2,179) $      (4,205) $    (40,126)
                                 ============== ============== =============

Net Loss Per Common Share
 (basic and fully dilutive)      $      (0.004) $      (0.010)
                                 ============== ==============

Weighted Average Shares
  Common Stock Outstanding             601,200        401,200
                                 ============== ==============










         See Accompanying Note to the Financial Statements.


                         ACCESS NETWORK CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                                              (September 8,
                                                 Three Months   Three Months   1998) Inception
                                                 Ended          Ended          to March 31,
                                                 March 31,2001  March 31,2000  2001
                                                 -------------- -------------- -------------
Cash Flows Used In Operating Activities:

Net  Loss                                        $     (2,179)  $      (4,205) $    (40,126)

Adjustments to Reconcile Net Loss to Cash
 Flow used in Operations:
    Common stock issued for bonus                            -              -        10,000

Changes in Operating Assets and Liabilities:
   (Increase) decrease in accounts receivable             (606)         1,069          (931)
   Decrease in prepaid expenses                            792            245             -
   (Increase) decrease in inventory                        493              -        (4,826)
   Increase in deposits                                      -              -          (109)
   Increase (decrease) accounts payable                      -         (1,632)            -
                                                 -------------- -------------- -------------
        Net Cash used in Operating Activities           (1,500)        (4,523)      (35,992)

Cash Flows from Financing Activities:
   Sale of common stock                                      -              -        47,236
                                                 -------------- -------------- -------------

        Net Cash Provided by Financing Activities             -             -        47,236
                                                 -------------- -------------- -------------
Net Increase (Decrease) in Cash                         (1,500)        (4,523)       11,244

Cash at Beginning of Period                             12,744         33,164             -
                                                 -------------- -------------- -------------

Cash at End of Period                            $      11,244  $      28,641  $     11,244
                                                 ============== ============== =============
















See Accompanying Note to the Financial Statements.


                      ACCESS NETWORK CORPORATION
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                            March 31, 2001


NOTE A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on September 8, 1998, under the laws of the state of Nevada. The business purpose of the Company is to distribute, on a wholesale basis, specialty packaging for small businesses nation wide.
The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B.   INVENTORY

Inventory is stated at the lower of cost or market, determined on a first-in, first-out basis.

NOTE C.   EARNINGS (LOSS) PER SHARE

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

NOTE D.   PUBLIC STOCK OFFERING

In June of 1999, the Company sold 201,200 shares of its common stock at $.25 per share for a total of $50,300. The net proceeds were to be used to distribute, on a wholesale basis, specialty packaging for small businesses nation wide.

NOTE E.   RELATED PARTY TRANSACTIONS

The Company entered into an agreement with a company in which one of its shareholders has a controlling interest for the purpose of processing credit card sales of its products. Under terms of the agreement, the Company will pay 2.5% of all of the sales processed by the Company using credit cards as a method of payment. The credit card processing fees are deducted as processed to arrive at net sales. The agreement was effective December 1, 1998. On June 1, 2000, the Company issued 200,000 shares of its common stock to two of its officers for their dedication and efforts to make the Company a success. The stock was valued at the $.05 per share for a total of $10,000. When stock is issued as a bonus, the Company's policy is to expense the assigned value in the Statement of Operations.

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

General
-------

     The Company currently operates at 2995 El Camino Road, Las Vegas, Nevada 89146. The Company's principal business is providing speciality gift packaging to small businesses, especially independent sale personnel of direct marketing entities. The Company's fiscal year end is December 31.

Results of Operations
---------------------

      Revenues and Costs of Revenues

          The Company achieves revenues from sale of its gift boxes, videos and t-shirts; costs of revenues include inventory costs, inventory storage and shipping expenses as well as the usage of some of the inventory in promotions. Total revenues for the the three months ended March 31, 2001 were $605; the Company had no revenues during its first quarter last year. Costs of sales for the first quarter were $492. The Company had a gross margin of 18% in the first quarter and has averaged a 13% profit margin since inception. The Company, however, has not experienced personnel costs since Marci Evans does not take her $1,000 per month salary.

       Assets

     The Company's assets consist mainly of approximately $11,244 cash on hand, inventory valued at $ 4,826 comprised of t-shirts, gable boxes and specialty wrap and ribbon, accounts receivable of $ 931, and deposits equaling $900.

       Liabilities

       The Company has no liabilities

      Comparative Periods - First quarters March 31 2001 and 2000

      The Company total assets decreased between first quarter 2001 and first quarter 2000 from $ 35,084 to $ 17,110. Cash as of March 31, 2001 was $11,224
compared to $ 28,641 as of March 31, 2000. The change was primarily due to general and administrative expenses especially a $500 per month consulting fee.

       Net losses for the three months ended March 31, 2000 were $4,205 as opposed to a loss of $2,179 in the first three months of 2001. The decrease in the Company's net losses during the first quarter of 2001 is mostly due to a decrease in professional fees; the Company paid $2,292 in professional fees in the first quarter of 2000 compared to none in the first quarter of 2001.

Liquidity and Capital Resources
--------------------------------

       Cash Flows from Operations

     The Company experienced losses from operations in 1999, 2000 and in the first quarter of this year. The Company continues to rely on funds raised in its public offering which closed in April of 1999 to fund its daily operations as well the purchase and sale of its merchandise. The Company had less cash flows from operations in each quarter of 2000 and the first quarter of 2001 due to a significant decrease in revenues beginning in 2000 while experiencing an increase in overall expenses. Although the Company did increase its net profit margin, it has not able to generate sufficient cash flows to fund its day to day operations. It is unlikely that the Company will be able to increase its revenues sufficiently to fund operations which have declined in each year since the start of operations in the 4th quarter of 1998. The Company needs to increase its volume substantially to provide sufficient cash flows for operations. If it is not able to do so in the next 12 months, the Company will require additional financing.

       Financing Activities

     The Company has funded its operations mostly through its contributions by officers and directors through September of 1998, and through an offering of its common stock which closed in April of 1999. The Company has 601,400 shares outstanding: 200,000 shares issued for cash to its founders, 201,200 shares sold in its offering which closed in April 1999 for gross proceeds of $50,300; and 200,000 of which were issued as bonuses to two of the Company's officers. Marci Evans, the Company's President and CEO, has not been paid a salary since inception and agreed to forego the same until the Company began seeing more revenues from operations.

       Cash Requirements over the Next Twelve Months

       During the next twelve months, its cash requirements will include the following: (1) $500 per month to its consultant, Progressive Management. Progressive Management takes care of the Company's bookkeeping, audit preparation and SEC filings and is controlled by the husband of Marci Evans, Mr. Dennis Evans; (2) compensation to Marci Evans of $1,000 per month; (3) Lease payments on a 10x15 feet storage unit from West Sahara Mini Storage at 6318 W. Sahara Ave., Las Vegas, NV 89146; the lease is prepaid to September 1, 2001 and is $96.00 per month; (4) an estimated $500 per month for office lease expenses when and if the Company acquires office space; and (4) expenses associated with SEC reporting compliance. The Company, therefore, will require a minimum of $25,000 for the next 12 months for compensation for services and lease payments.

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

Risks, Trends, Uncertainties
-----------------------------

       Limited Operations/Insignificant Revenues. The Company was organized in September of 1998, and has conducted minimal operations since that date. The Company has limited assets of approximately $17,000 of which $11,000 is comprised of cash. In 2000, the Company realized only $3,508 in revenues; its first quarter of 2001 saw only $605 in revenues. Because of its limited capital and its lack of significant operating history, the Company must be considered a development stage company. Development stage companies are inherently more risky than established companies because there is no earnings history and no assurance that future revenues will develop. The Company's potential profitability is questionable.

      Competition. The Company is attempting to develop a niche in a market, that is the specialty packaging and t-shirt business, which is highly competitive with respect to name recognition, volume discounts, and quality of experienced service. There are many well established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company faces significant competition from a broad range of companies involved in the wholesale distribution and sales of specialty packaging and other specialty items. Many of these competitors are innovators in the area of single-ply paperboard folding cartons in the packing industry and represent years of research in products and services. There is intense competition from such companies involved in the paper goods markets which have already achieved success in the industry and also have the resources, technology and marketing know-how to readily address changes in the industry.

Competition has proven tougher than anticipated and has resulted in decreasing revenues to the Company.

       No Formal Market Feasibility Study/Lack of Marketing Plan. The Company has never conducted a formal market feasibility study or analysis to see if the product/services the it is offering will be widely accepted locally or nationally. This lack of market has posed an additional risk to the Company which has based its decision to continue forward in the specialty packaging business on its operations in the fourth quarter of 1998 and fiscal year 1999. The Company has a limited product line and limited customer base which make it difficult for it to assess market feasibility or formulate marketing plans. The Company does not consider its extremely limited results of operations to date to be indicative of the feasibility of the Company to be able to succeed with its business purposes. Although it has established that a market for its goods and services exists, Management has no experience in wholesale marketing nor in packaging and is having a difficult time defining its marketing plan to best penetrate a highly competitive industry. The Company must be able to identity and recognize industry trends, which change frequently, and be flexible enough to address changes to meet customers' needs. Lack of revenues has forced the Company to rethink its business objectives and marketing approach as its initial marketing approach of trying to penetrate a very specialized niche has not proven successful.

      Conflicts of Interest and Potential Conflicts of Interest. All of the Company's officers/directors are involved with other business and/or interests which will take a portion of their time. Although these individuals are willing to work full-time for the Company, they may not be able to devote 100% of their time to the Company. Marci Evans, the Company's President, Secretary, and a Director, is an independent Senior Sales Director for Mary Kay Cosmetics and such position will require a portion of her time and efforts; Susan Stankiewicz currently serves as Vice-President and a Director of another corporation, which will require a portion of her time; Michael Stankiewicz attends school full time at Clark County Community College. Each of the directors, therefore, has other interests which will demand a certain amount of their time, which, in some instances, could be substantial. There is no assurance, therefore, if a conflict of interest arose, that it would be resolved in favor of the Company. In addition, members of Management may become involved in other business entities which have the same or similar activities as the Company and unforseen conflicts of interest could develop.

       Inexperience of Management. Although Ms. Evans and Ms. Stankiewicz have a varied background and business experience between them, and both have served in various capacities with other start-up companies in the past, neither have had experience in running a company in the start-up and development stage, nor has either of these individuals had any experience in the marketing, on a wholesale basis, of specialty packaging. Mr. Stankiewicz has had no business experience. This lack of experience provides for considerable risk to the Company's ultimate success.

       Dependence on Management/Key Personnel. The Company is extremely dependent on Management. The loss of any of its officers could have a material adverse effect on the Company's business. Because of the Company's limited resources, no key person insurance has been, or will be purchased on any of its officers. In addition, the future success of the Company is dependent on the performance of Management, especially Marci Evans, and her ability to attract and motivate and retain highly qualified employees, when and if the Company has sufficient funds to do so. In the meantime, the Company's business plan is based almost entirely on Marci Evans' analysis of market trends, her product choices in response to such marketing analysis, her ability to attract and maintain a steady customer base, and her ability to market the product line to such clientele. The Company, as of this date cannot afford to hire additional personnel to perform marketing services and all will be performed by Management, mostly Ms. Evans. The Company is highly dependent, therefore, on Ms. Evans ability to market its products. Because substantially all of the Company's current customers are a result of Ms. Evans business and personal contacts in the Mary Kay network, the loss of Marci Evans' services would have a material adverse effect on the Company. In addition, in the start-up phase, Management will continue to provide the Company, without charge, the usage of a personal computer, copier, miscellaneous office equipment, and a vehicle.

     Need for Additional Financing. Unless the Company is able to generate sufficient revenues to successfully develop and sustain its business operations, the survival of the Company will likely depend on additional financing. No assurance can be made that such financing would be available, and, if available, whether it would take the form of debt or equity financing. In either case, additional financing could have a negative impact on the Company's shareholders. The Company may seek financing in the form of debt financing in the form of a loan which could be from an individual or financial institution. Such loan could put the Company at risk for amounts greater than its assets, and, if not promptly repaid, could result in bankruptcy. If the Company attempted equity financing in the form of either a private placement or a another type of offering, there can be no assurance that the Company would be successful in selling such an offering or finding an underwriter willing to do; such an offering could result in further dilution to present shareholders.

      Dependence on Suppliers. Management believes that in order to compete in the wholesale marketing and distribution of specialty packaging, it must offer products which are readily available, high in quality and competitively priced. The Company has tried to establish relationships with a number of manufacturer/suppliers which it believes can meet the foregoing criteria. It has not entered into nor plans to enter into any long term purchase contracts with any of these manufacturer/suppliers. In 1999, the Company purchased products from the following, Floral Supply Syndicate, Gift Box Corporation and Costco Wholesalers. In late 1999, a buyout of its existing supplier cut Company's profit margin when the new owner did not offer the same volume discounts as its predecessor. The Company has not succeeded in replacing that supplier to its satisfaction, and has instead begun exploring alternative situations such as other product lines and international suppliers.

      Seasonality of Specialty Packaging. Distribution of specialty packaging is extremely seasonable especially in the target market niche the Company is soliciting. In general, traditional holidays spur seasonal consumer buying. The fourth calendar quarter is typically the highest sales volume quarter for sales in the industry as a whole. The Company will have a more difficult time forecasting purchasing and sales patterns, and, as a result, it may be very difficult for the Company to survive the seasonableness of the industry.

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

     None

   (b) Reports on Form 8-K

     No reports on 8-K were filed during the quarter reported on.

                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACCESS NETWORK CORPORATION
                                              (Registrant)

Date: May 12, 2001                    By:    /s/ Marci Evans
                                              ------------------------
                                                  Marci Evans, President
                                                  and Director