Form 10QSB/A
period 2000-06-30
ACCESS NETWORK CORP
filed 2001-08-06
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                FORM 10-QSB/A
                               Amendment No. 1

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

     As of June 30, 2000 the issuer had outstanding 601,200 shares of its Common Stock, $0.001 par value.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The unaudited financial statements of Access Network Corporation, a Nevada corporation (the "Company"), as of June 30, 2000 were prepared by Management and commence on the following page. These financial statements have been restated to reflect the increased compensation value assigned to a stock bonus issued to two officer/directors in June 2000. In the opinion of Management the financial statements fairly present the financial condition of the Company.

                          ACCESS NETWORK CORPORATION

                        (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                                JUNE 30, 2000

                                 AS RESTATED

                              TABLE OF CONTENTS


                                                                        Page
                                                                      Number

INDEPENDENT ACCOUNTANT'S REPORT .........................................F1

FINANCIAL STATEMENT

    Balance Sheets ......................................................F2

    Statements of Operations and Deficit
    Accumulated During the Development Stage.............................F3

    Statement of Changes in Stockholders' Equity ........................F4

    Statements of Cash Flows.............................................F5

    Notes to the Financial Statements....................................F6-7

                          ACCESS NETWORK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

                                                    Restated
                                                     June 30,   December 31,
                                                       2000         1999
                                                  ------------- -------------
                                                   (Unaudited)
ASSETS

  Cash                                            $     23,854  $     33,164
  Accounts receivable                                      215         1,284
  Inventory                                              5,466         5,466
  Prepaid expenses                                         409           899
  Deposits                                                 109           109
                                                  ------------- -------------

     Total Current Assets                               30,053        40,922
                                                  ------------- -------------

                                                  $     30,053  $     40,922
                                                  ============= =============

LIABILITIES & STOCKHOLDERS' EQUITY

  Accounts payable                                $          -  $      3,132
                                                  ------------- -------------
     Total current liabilities                               -         3,132

Stockholders' Equity
  Common stock, $0.001 par value; authorized
    25,000,000 shares, issued and outstanding
    601,200 shares on June 30, 2000 and
    401,200 on December 31, 1999                           601           401
  Additional paid-in capital                            56,635        46,835
  Accumulated deficit                                  (27,183)       (9,446)
                                                  ------------- -------------

     Total Stockholders' Equity                         30,053        37,790
                                                  ------------- -------------

     Total Liabilities and Stockholders' Equity   $     30,053  $     40,922
                                                  ============= =============



See accompanying notes to financial statements


                                   - F2  -

                          ACCESS NETWORK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
                            (UNAUDITED - RESTATED)



                                                                                   (September 8,
                         Six months     Six months     Three months  Three months  1998) Inception
                         ended          ended          ended         ended         to June 30,
                         June 30, 2000  June 30, 1999  June 30, 2000 June 30, 1999 2000
                         -------------- -------------- ------------- ------------- --------------
Sales                    $           -  $           -  $          -  $          -  $      20,445
Cost of sales                        -              -             -             -         17,823
                         -------------- -------------- ------------- ------------- --------------
     Gross margin                    -              -             -             -          2,622

Expenses
  Advertising                        -              -             -             -            351
  Amortization                       -              -             -             -            185
  Consulting                     3,000          3,000         1,500         1,500          9,320
  General & administrative         558            103           305           103          2,590
  Officer/director bonus        10,000              -        10,000             -         10,000
  Professional fees              4,179              -         1,727             -          7,579
                         -------------- -------------- ------------- ------------- --------------

      Total expenses            17,737          3,103        13,532         1,603         30,025
                         -------------- -------------- ------------- ------------- --------------
      Net loss before
       taxes                   (17,737)        (3,103)      (13,532)       (1,603)       (27,403)

      Taxes                         -             220             -           220            220
                         -------------- -------------- ------------- ------------- ---------------

Net Loss                 $     (17,737) $      (2,883) $    (13,532) $     (1,383) $     (27,183)
                         ============== ============== ============= ============= ===============
Net Loss per Common Share
 (basic and dilutive)    $      (0.041) $      (0.014) $     (0.031) $     (0.007)
                         ============== ============== ============= =============
Weighted average shares
outstanding                    434,349        200,066       434,349       200,066
                         ============== ============== ============= =============


See accompanying notes to financial statements.


                                    - F3 -

                           ACCESS NETWORK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            FROM INCEPTION (SEPTEMBER 8, 1998) THROUGH JUNE 30, 2000



                                          Common Stock            Paid-in     Accumulated   Total
                                       Shares        Amount       Capital     Deficit       Equity
                                     ------------- ------------- ------------ ------------- -------------
Balance, September 8, 1998                      -  $          -  $         -  $          -  $          -

Issuance of common stock for cash at
 $0.05 per share November 19, 1998        200,000           200        9,800             -        10,000

Net income from inception (Sept. 8,
 1998) thru December 31, 1998                   -             -            -         1,042         1,042
                                     ------------- ------------- ------------ ------------- -------------

Balance, December 31, 1998                200,000           200        9,800         1,042        11,042

Common stock sold in offering at
 $0.25 per share June 11, 1999,
 net of offering costs of $13,064         201,200           201       37,035             -        37,236

Net loss for year ended
 December 31, 1999                              -            -            -        (10,488)      (10,488)
                                     ------------- ------------- ------------ ------------- -------------

Balance, December 31, 1999                401,200           401       46,835        (9,446)       37,790

Issuance of stock as bonus valued at
 $0.05 per share to two officers/
 directors on June 1, 2000                200,000           200        9,800             -        10,000
 (restated - unaudited)

Net loss for six months ended June
 30, 2000 (restated -unaudited)                -             -            -       (17,737)      (17,737)
                                     ------------- ------------- ------------ ------------- -------------
Balance, June 30, 2000 (restated-
  unaudited)                              601,200  $        601  $    56,635  $    (27,183) $     30,053
                                     ============= ============= ============ ============= =============



See accompanying notes to financial statements.


                                      -F4 -


                           ACCESS NETWORK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                             (UNAUDITED - RESTATED)



                                                       For the six   For the six   (September 8, 1998)
                                                       months ended  months ended  Inception to
                                                       June 30, 2000 June 30, 1999 June 30, 2000
                                                       ------------- ------------- --------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

  Net loss                                             $    (17,937) $     (2,883) $     (27,183)

  Adjustments to reconcile net loss to cash flows
   used in operations:
     Common stock issued as bonus                            10,000             -         10,000

  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                 1,069           867           (215)
   (Increase) decrease in prepaid expenses                      490         3,000           (409)
   (Increase) decrease in inventory                               -             -         (5,466)
   Increase (decrease) in deposits                                -          (109)          (109)
   Increase (decrease) in accounts payable                   (3,132)         (720)             -
                                                       ------------- ------------- --------------

     NET CASH PROVIDED IN OPERATING ACTIVITIES               (9,310)          155        (23,382)


CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                           -        37,236         47,236
                                                       ------------- ------------- --------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                    -        37,236         47,236
                                                       ------------- ------------- --------------

NET INCREASE (DECREASE) IN CASH                              (9,310)       37,391         23,854

CASH AT BEGINNING OF PERIOD                                  33,164         7,474              -
                                                       ------------- ------------- --------------

CASH AT END OF PERIOD                                  $     23,854  $     44,865  $      23,854
                                                       ============= ============= ==============





See accompanying notes to the financial statements.


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

On June 1, 2000, the Company issued 200,000 shares of its common stock to two of its officers for their dedication and efforts to make the Company a success. The stock was valued at the par value of $.05 per share for a total of $10,000.

NOTE G - STOCK BONUS

On June 1, 2000, the Company issued 200,000 shares of its common stock to two of its officers for their dedication and efforts to make the Company a success. The stock was valued at $.05 per share for a total of $10,000

The policy of the Company is that, when stock is issued as a bonus, the assigned value is expensed in the Statement of Operations.

NOTE H - RESTATEMENT

The Company restated the 2nd quarter of 2000 and six months operations to reflect the increased compensation value assigned to the stock bonus issued to two officers/directors; the assigned value increased from par value $0.001 to five cents ($0.05) per share. Certain financial statement formatting has been adjusted to the Company's current presentation.

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

General
--------

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

       Assets

       The Company's assets consist mainly of approximately $23,854 cash on hand, inventory valued at $5,466, and accounts receivable of $215. The Company has also prepaid approximately $400 in expenses. In the Company's first quarter of 2000, the Company's inventory on hand increased from approximately 1,000 Gable Boxes to approximately 25,000 Gable Boxes; such inventory has remained the same in the second quarter.

      General and Administrative Expenses

      General and Administrative expenses consist of advertising, consulting fees, licenses and other fees, office expenses, professional fees, rent and travel.

      Comparative Periods - Second quarters June 30, 2000 and 1999

      The Company total assets decreased approximately $15,000 from $45,395 in the second quarter 1999 to $30,053 in the second quarter 2000. Cash at June 30, 2000 was $23,854 as compared to $ 44,865 as of June 30, 1999. The change was primarily due to the close of the Company's offering on April 6, 1999 with 201,200 shares sold, for gross proceeds of $50,300. The Company at June 30, 1999 had not yet expended a large portion of these offering proceeds. The decrease in cash was partially due to an inventory purchase which reflects as an increase from $201 in June 1999 to $5,466 in June 2000.

      Net losses for the six months ended June 30, 2000 were $ 17,737 as opposed to a loss of $ 2,883 in the first six months of 1999. The increase in the Company's net losses during the first half of 2000 is mainly due to both an increase in general and administrative expenses reflected in professional fees, the rent of storage space, and a stock bonus to two officers expensed on
the Company's books at   $10,000.  There are no comparable expenses in the
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

       Financing Activities

       The Company has funded its operations mostly through its contributions by officers and directors through September of 1998, and through an offering of its common stock which closed in April of 1999. The Company has 601,200 shares outstanding, the 201,200 of which were issued in that offering for gross proceeds of $50,300; 200,000 were issued for cash contributions to founders. The balance was issued during the Company's last fiscal quarter as discussed under Part II, Item 2. "Changes in Securities," below.

       Cash Requirements over the Next Twelve Months

       During the next twelve months, its cash requirements will include the following: (1) $500 per month to its consultant, Progressive Management. Progressive Management takes care of the Company's bookkeeping, audit reparation and SEC filings and is controlled by the husband of Marci Evans, Mr. Dennis Evans.;(2) Lease payments on a 10x15 feet storage unit from West Sahara Mini Storage at 6318 W. Sahara Ave., Las Vegas, NV 89146; the lease is prepaid to October of 2000 and is $96.00 per month;(4) expenses associated with SEC reporting compliance of approximately $850 per month with the highest estimated such expenses occurring during the Company's first quarter when its annual report is due. Marci Evans has agreed to continue to forego her salary of $1,000 and the Company does not intend to rent office space but will continue to use the home of Marci Evans at no charge. The Company, therefore, will require a minimum of $17,500 for the next 12 month for compensation for services and lease payments. The Company believes that its cash on hand of approximately $23,800 will be sufficient to provide for the foregoing cash requirements in the next twelve months, including some extra expenses associated with setting up a web site, advertising, purchasing some additional inventory if warranted as well as other miscellaneous expenses.

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

Year 2000 Issues
----------------

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

      Dependence on Suppliers - Management believes that in order to compete in the wholesale marketing and distribution of specialty packaging, it must offer products which are readily available, high in quality and competitively priced. The Company has begun establishing relationships with a number of manufacturer/suppliers which it believes can meet the foregoing criteria. It has not entered into nor plans to enter into any long term purchase contracts with any of these manufacturer/ suppliers. In 1999, the Company purchased products from the following, Floral Supply Syndicate, Gift Box Corporation and Costco Wholesalers. The Company must be able to purchase from its suppliers at a price which will allow it to be competitive in the market place or find others. In 1999, a buyout of its existing supplier, cut Company's profit margin when the new owner did not offer the same volume discounts as it's predecessor.

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

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   Changes in Securities

          During the Company's second fiscal quarter, it issued an aggregate of 200,000 unregistered common shares to two of its officers: 150,000 shares to Marci Evans and 50,000 shares to Michael Stankiewicz. The shares were issued as a bonus to the two officers/directors for their efforts and dedication to the Company. Marci Evans has foregone her $1,000 per month salary since inception due to the Company's lack of revenues and will continue to do so although she will continue to provide executive services to the Company as well as provide potential contacts and sales efforts. The shares were issued pursuant to the exemption provided under Section 4(2) as "an isolated transaction, not involving a public offering" and were issued at a deemed value of $0.05 per share.


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

                                              ACCESS NETWORK CORPORATION
                                              (Registrant)

Date: August 4,  2001                    By:    /s/ Marci Evans
                                              ------------------------
                                                  Marci Evans, President
                                                  and Director