Form 10QSB
period 2001-06-30
ACCESS NETWORK CORP
filed 2001-08-20
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001
                       Commission file number 000-26539

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements of Access Network Corporation, a Nevada corporation (the "Company"), as of June 30, 2001 were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.


                         ACCESS NETWORK CORPORATION

                        (A DEVELOPMENT STAGE COMPANY)

                      FINANCIAL STATEMENTS (UNAUDITED)

                                JUNE 30, 2001

                          ACCESS NETWORK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET


                         ASSETS                    (Unaudited)
                                                     June 30,   December 31,
                                                      2001         2000
                                                 -------------- -------------
Current Assets:
   Cash                                          $       3,524  $     12,744
   Accounts receivable                                     930           325
   Inventory                                             4,826         5,318
   Prepaid expenses                                      3,589           792
   Deposits                                                109           109
                                                 -------------- -------------

       Total Current Assets                             12,978        19,288
                                                 -------------- -------------

       Total Assets                              $      12,978  $     19,288
                                                 ============== =============
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                              $           -  $          -
                                                 -------------- -------------
       Total Current Liabilities                             -             -

Stockholders' Equity:
   Common stock, $.001 par value; authorized
    25,000,000 shares, issued and outstanding
    601,200 shares at June 30, 2001 and
    December 31, 2000.                                     601           601
  Additional Paid-in Capital                            56,635        56,635
  Accumulated Deficit                                  (44,258)      (37,948)
                                                 -------------- -------------
       Total Stockholders' Equity                       12,978        19,288
                                                 -------------- -------------

Total Liabilities and Stockholders' Equity       $      12,978  $     19,288
                                                 ============== =============



See Accompanying Notes to the Financial Statements.



                          ACCESS NETWORK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                                                   (September 8,
                         Six months     Six months     Three months  Three months  1998) Inception
                         ended          ended          ended         ended         to June 30,
                         June 30, 2001  June 30, 2000  June 30, 2001 June 30, 2000 2001
                         -------------- -------------- ------------- ------------- --------------
Sales                    $         605  $           -  $          -  $          -  $      24,559
Cost of sales                      492              -             -             -         21,300
                         -------------- -------------- ------------- ------------- --------------
     Gross margin                  113              -             -             -          3,259

Expenses
  Advertising                        -              -             -             -            351
  Amortization                       -              -             -             -            185
  Consulting                     3,000          3,000         1,500         1,500         15,100
  General & administrative       1,364            558           572           305          9,824
  Officer/director bonus             -         10,000             -        10,000         10,000
  Professional fees              2,059          4,179         2,059         1,727         12,057
                         -------------- -------------- ------------- ------------- --------------

      Total expenses             6,423         17,737         4,131        13,532         47,517
                         -------------- -------------- ------------- ------------- --------------
      Net loss before
       taxes                    (6,310)       (17,737)       (4,131)      (13,532)       (44,258)

      Taxes                         -                -            -             -              -
                         -------------- -------------- ------------- ------------- ---------------

Net Loss                 $      (6,310) $     (17,737) $     (4,131) $    (13,532) $      (44,258)
                         ============== ============== ============= ============= ===============
Net Loss per Common Share
 (basic and dilutive)    $       (0.01) $      (0.041) $     (0.007) $     (0.031)
                         ============== ============== ============= =============
Weighted average shares
outstanding                    601,200        434,349       601,200       434,349
                         ============== ============== ============= =============





         See Accompanying Note to the Financial Statements.


                                       4

                           ACCESS NETWORK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            FROM INCEPTION (SEPTEMBER 8, 1998) THROUGH JUNE 30, 2001



                                          Common Stock            Paid-in     Accumulated   Total
                                       Shares        Amount       Capital     Deficit       Equity
                                     ------------- ------------- ------------ ------------- -------------
Balance, September 8, 1998                      -  $          -  $         -  $          -  $          -

Issuance of common stock for cash at
 $0.05 per share November 19, 1998        200,000           200        9,800             -        10,000

   Net income from inception (Sept.
   8,1998) thru December 31, 1998               -             -            -         1,042         1,042

Common stock sold in offering at
 $0.25 per share June 11, 1999,
 net of offering costs of $13,064         201,200           201       37,035             -        37,236

  Net loss for year ended
   December 31, 1999                            -            -            -        (10,489)      (10,489)

Issuance of stock as bonus valued at
 $0.05 per share to two officers/
 directors on June 1, 2000                200,000           200        9,800             -        10,000

  Net loss for the year ended
   December 31, 2000                             -             -            -       (28,501)     (28,501)

  Net loss for the six months ended
   June 30, 2001 (unaudited)                     -             -            -        (6,310)      (6,310)

                                     ------------- ------------- ------------ ------------- -------------

 Balance June 30, 2001 (unaudited)        601,200  $        601  $    56,635  $    (44,258) $     12,978
                                     ============= ============= ============ ============= =============
















               See Accompanying Notes to the Financial Statements

                                        5

                          ACCESS NETWORK CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                               (September 8,
                                                 Six Months     Six Months     1998) Inception
                                                 Ended          Ended          to June 30,
                                                 June 30, 2001  June 30, 2000  2001
                                                 -------------- -------------- -------------
Cash Flows Used In Operating Activities:
    Net Loss                                     $     (6,310)  $     (17,737) $    (44,258)

Adjustments to Reconcile Net Loss to Cash
 Flow used in Operations:
    Common stock issued for bonus                            -         10,000        10,000

Changes in Operating Assets and Liabilities:
   (Increase) decrease in accounts receivable             (605)         1,069          (930)
   (Increase) decrease in prepaid expenses              (2,797)           490        (3,589)
   (Increase) decrease in inventory                        492              -        (4,826)
   Increase in deposits                                      -              -          (109)
   Decrease accounts payable                                 -         (3,132)            -
                                                 -------------- -------------- -------------
        Net Cash used in Operating Activities           (9,220)        (9,310)      (43,712)

Cash Flows from Financing Activities:
   Sale of common stock                                      -              -        47,236
                                                 -------------- -------------- -------------

        Net Cash Provided by Financing Activities             -             -        47,236
                                                 -------------- -------------- -------------

Net Increase (Decrease) in Cash                         (9,220)        (9,310)        3,524

Cash at Beginning of Period                             12,744         33,164             -
                                                 -------------- -------------- -------------

Cash at End of Period                            $       3,524  $      23,854  $      3,524
                                                 ============== ============== =============




















             See Accompanying Notes to the Financial Statements.



                    ACCESS NETWORK CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2001


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

Results of Operations
---------------------

      Revenues and Costs of Revenues

      The Company achieves limited revenues from sale of its gift boxes, videos and t-shirts; costs of revenues include inventory costs, inventory storage and shipping expenses as well as the usage of some of the inventory in promotions. Total revenues for the the six months ended June 30, 2001 were $605 all of which were received during the second quarter; the Company had no revenues during its first six months of last year. Costs of sales for the second quarter 2001 were $492. The Company had a gross margin of 19% in the 2001 second quarter and has averaged a 14% profit margin since inception. The Company, however, has not experienced any related personnel costs since Marci Evans does not take her $1,000 per month salary which would likely eliminate its profit margin.

      Assets

      The Company's assets consist mainly of $3,524 cash on hand, inventory valued at $ 4,826 comprised of t-shirts, gable boxes and specialty wrap and ribbon, accounts receivable of $ 930, deposits equaling $109, and prepaid expenses of $3,589 comprised of storage unit costs which are prepaid in April of each year.

      Liabilities

      The Company has no liabilities

      Comparative Periods - Six Months Ended June 30 2001 and 2000

      The Company total assets decreased between second quarter 2001 and the second quarter 2000 from $ 30,053 to $ 12,978. Cash as of June 30 2001 was $23,854 compared to $ 3,524 as of June 30, 2000. The change was primarily due to general and administrative expenses especially a $500 per month consulting fee as well as professional fees.

      Net losses for the six months ended June 30, 2001 were $6,310 as opposed to a loss of $17,737 in the first six months of 2000. The decrease in the Company's net losses during the comparative periods is mostly due to a $2,000 decrease in professional fees between the six month comparable periods as well as the fact that the company paid a stock bonus to two of its officers during its second quarter of 2000, expensed at $10,000, with no comparative expense in the second quarter of 2001. The Company's general and administrative costs in the six months ended June 30, 2001 did increase by about $800 with $500 of that increase taking place in the first quarter of 2001.

Liquidity and Capital Resources
-------------------------------

      Cash Flows from Operations

      The Company experienced losses from operations in 1999, 2000 and in the first two quarters of this year. The Company continues to rely on funds raised in its public offering which closed in April of 1999 to fund its daily operations as well the purchase and sale of its merchandise. The Company had less cash flows from operations in each quarter of 2000 and the first half of 2001 due to a significant decrease in revenues beginning in 2000 while experiencing an increase in overall expenses. Although the Company did increase its net profit margin, the increase is not significant since it has not able to generate sufficient cash flows to fund its day to day operations. It is unlikely that the Company will be able to increase its revenues sufficiently to fund operations which have declined in each year since the start of operations in the 4th quarter of 1998. The Company needs to increase its volume substantially to provide sufficient cash flows for operations. If it is not able to do so in the next 6 months, the Company will require additional financing.

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

      Need for Additional Financing

      If the Company does experience an increase in volume of sales as well as an improved profit margin in the next several months, it may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan. Even if the Company begins generating revenues, it could require additional funding for expansion. It may be difficult for the Company to succeed in securing additional financing. The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. Or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company fails to achieve at least a portion of its business goals in the next twelve months with the funds available to it, there is substantial uncertainty as to whether it will continue operations.

      Ms Evans intends to aggressively pursue a customer base of independent sales directors for Mary Kay Inc. and other direct marketing companies over the next 12 months, especially during the 2001 Holiday season.

Risks, Trends, Uncertainties
----------------------------

       Limited Operations/Insignificant Revenues. The Company was organized in September of 1998, and has conducted minimal operations since that date. The Company has limited assets of approximately $12,978 of which $3,524 is comprised of cash. In 2000, the Company realized only $3,508 in revenues; its first two quarters of 2001 saw only $605 in revenues. Because of its limited capital and its lack of significant operating history, the Company must be considered a development stage company. Development stage companies are inherently more risky than established companies because there is no earnings history and no assurance that future revenues will develop. The Company's potential profitability is questionable.

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

                                              ACCESS NETWORK CORPORATION
                                              (Registrant)

Date: August  17, 2001                    By: /s/ Marci Evans
                                              ------------------------
                                                  Marci Evans, President
                                                  and Director