Form 10QSB
period 2001-09-30
EUPA INTERNATIONAL CORP /NV/
filed 2001-11-29
CIK 1084382

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001
                        Commission file number 000-26539



                         EUPA International Corporation
        (Exact name of small business issuer as specified in its charter)


                     Nevada                                             88-0409450
(State or other jurisdiction of incorporation or           (IRS Employer Identification Number)
                  organization)

89 N. San Gabriel Boulevard, Pasadena, California                         91107
     (Address of principal executive offices)                           (Zip Code)

                                  626-793-2688
                (Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ].


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of the date hereof, the issuer had outstanding 601,200 shares of its Common Stock, $0.001 par value.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The unaudited financial statements of Access Network Corporation, a Nevada corporation (the "Company"), as of September 30, 2001 were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.






                           ACCESS NETWORK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

                           ACCESS NETWORK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                                                                     (Unaudited)       December 31,
                                                                                    Sept. 30, 2001        2000
                                                                                    --------------        ----
                                 ASSETS

Current Assets:
     Cash ........................................................................      $  2,287         $ 12,744
     Accounts receivable .........................................................           930              325
     Inventory ...................................................................         4,826            5,318
     Prepaid expenses ............................................................         3,589              792
     Deposits ....................................................................           109              109
                                                                                        --------         --------
         Total Current Assets ....................................................        11,741           19,288
                                                                                        --------         --------
              Total Assets .......................................................      $ 11,741         $ 19,288
                                                                                        ========         ========

                   LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ............................................................      $     --         $     --
                                                                                        --------         --------
         Total Current Liabilities ...............................................            --               --

Stockholders' Equity:
     Common stock, $.001 par value; authorized 25,000,000 shares, issued and outstanding 601,200 shares at September 30, 2001 and
         December 31, 2000 .......................................................           601              601
     Additional Paid-in Capital ..................................................        56,635           56,635
     Accumulated Deficit .........................................................       (45,495)         (37,948)
                                                                                        --------         --------
         Total Stockholders' Equity ..............................................        11,741           19,288
                                                                                        --------         --------
              Total Liabilities and Stockholders' Equity .........................      $ 11,741         $ 19,288
                                                                                        ========         ========

               See Accompanying Notes to the Financial Statements.

                           ACCESS NETWORK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                           Nine months       Nine months       Three months      Three months     (Sept 8, 1998)
                                              ended             ended             ended            ended           Inception to
                                          Sept 30, 2001     Sept 30, 2000     Sept 30, 2001     Sept 30, 2000     Sept 30, 2001
                                          -------------     -------------     -------------     -------------     -------------
Sales                                       $     605         $      --         $      --         $      --         $  24,559
Cost of Sales                                     492                --                --                --            21,300
                                            ---------         ---------         ---------         ---------         ---------
     Gross Margin                                 113                --                --                --             3,259

Expenses:
     Advertising & marketing                       --                --                --               288               351
     Amortization                                  --                --                --                --               185
     Consulting                                 3,000             4,500                --             1,500            15,100
     General & administrative                   1,793             1,661               429               459            10,253
     Officer/director bonus                        --            10,000                --            10,000            10,000
     Professional fees                          2,867             5,029               808             1,146            12,868
                                            ---------         ---------         ---------         ---------         ---------
         Total Expenses                         7,660            17,737             1,237            13,373            48,754
                                            ---------         ---------         ---------         ---------         ---------

Net Loss before taxes                          (7,547)          (21,110)           (1,237)          (13,373)          (45,495)
Taxes                                              --                --                --                --                --
                                            ---------         ---------         ---------         ---------         ---------
         Net Loss                           $  (7,547)        $ (21,110)        $  (1,237)        $ (13,373)        $ (45,495)
                                            =========         =========         =========         =========         =========
Net Loss per Common Share
     (basic and fully dilutive)             $  (0.013)        $  (0.049)        $  (0.002)        $  (0.031)
                                            =========         =========         =========         =========

Weighted Average Shares
     Common Stock outstanding               $ 601,200         $ 434,348         $ 601,200         $ 434,349
                                            =========         =========         =========         =========


               See Accompanying Notes to the Financial Statements.

                           ACCESS NETWORK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          FROM INCEPTION (SEPTEMBER 8, 1998) THROUGH SEPTEMBER 30, 2001


                                                    Common Stock
                                                    ------------
                                                                               Paid-in       Accumulated
                                                Shares         Amount          Capital         Deficit       Total Equity
                                                ------         ------          -------         -------       ------------

Balance, September 8, 1998                          --        $     --        $     --        $     --         $     --

Issuance of Common Stock for cash at
     $0.05 per share November 19, 1998         200,000             200           9,800              --           10,000

Net income from inception (Sept. 8,
     1998) through December 31, 1998                --              --              --           1,042            1,042

Common Stock sold in offering at
     $0.25 per share June 11, 1999,
     net of offering costs of $13,064          201,200             201          37,035              --           37,236

Net loss for year ended December 31,
                                  1999              --              --              --         (10,489)         (10,489)

Issuance of stock as bonus valued at
     $0.05 per share to two officers           200,000             200           9,800              --           10,000

Net loss for year ended December 31,
                                  2000              --              --              --         (28,501)         (28,501)

Net loss for nine months ended
     September 30, 2001 (unaudited)                 --              --              --          (7,547)          (7,547)
                                               -------        --------        --------        --------         --------
Balance September 30, 2001 (unaudited)         601,200        $    601        $ 56,635        $(45,495)        $ 11,741
                                               =======        ========        ========        ========         ========


               See Accompanying Notes to the Financial Statements.

                           ACCESS NETWORK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Nine Months        Nine Months      (Sept. 8, 1998)
                                                                Ended              Ended           Inception to
                                                            Sept. 30, 2001     Sept. 30, 2000     Sept. 30, 2001
                                                            --------------     --------------     --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net Loss                                                 $   (7,547)        $  (21,110)        $  (45,495)

ADJUSTMENTS TO RECONCILE NET LOSS TO CASH FLOW USED IN
     OPERATIONS:
     Common Stock issued for bonus                                    --             10,000             10,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
     (Increase) decrease in accounts receivable                     (605)             1,069               (930)
     (Increase) decrease in prepaid expenses                      (2,797)              (157)            (3,589)
     (Increase) decrease in inventory                                492                 --             (4,826)
     Increase in deposits                                             --                 --               (109)
     Decrease in accounts payable                                     --             (3,132)                --
                                                              ----------         ----------         ----------
         Net Cash used in Operating Activities                   (10,457)           (13,330)           (44,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of Common Stock                                             --                 --             47,236
                                                              ----------         ----------         ----------
         Net Cash Provided by Financing Activities                    --                 --             47,236

Net Increase (Decrease) in Cash                                  (10,457)           (13,330)             2,287

Cash at Beginning of Period                                       12,744             33,164                 --
                                                              ----------         ----------         ----------

Cash at End of Period                                         $    2,287         $   19,834         $    2,287
                                                              ==========         ==========         ==========


                 See Accompanying Notes to Financial Statements.

                           ACCESS NETWORK CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

NOTE F.           SUBSEQUENT EVENT

         On October 23, 2001, the Company acquired all of the issued and outstanding capital stock of Tsann Kuen U.S.A. Incorporated ("TKE USA") from Tsann Kuen Enterprise Co., Ltd. ("TKE") pursuant to an Exchange Agreement dated as of October 10, 2001 by and among TKE, TKE USA and the Company (the "Exchange Agreement"). TKE USA had been a wholly-owned subsidiary of TKE. Pursuant to the Exchange Agreement, TKE USA became a wholly-owned subsidiary of the Company and, in exchange for the TKE USA shares, the Company issued 12,000,000 shares of its common stock to TKE, representing 60% of its issued and outstanding capital stock. The transaction is more fully described in, and a copy of the Exchange Agreement is filed as an exhibit to, the Company's Form 8-K of November 7, 2001 which is incorporated herein by reference in its entirety.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

         The following discussion provides information which Management believes is relevant to an assessment and understanding of the Company's plan of operation. This discussion should be read in conjunction with the Company's financial statements and notes.


Forward-Looking Statements

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


General

         The Company currently operates at 2995 El Camino Road, Las Vegas, Nevada 89146. The Company's principal business is providing specialty gift packaging to small businesses, especially independent sale personnel of direct marketing entities. The Company's fiscal year end is December 31.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000


Results of Operations

         Revenues and Costs of Revenues. The Company achieves limited revenues from sale of its gift boxes, videos and t-shirts; costs of revenues include inventory costs, inventory storage and shipping expenses as well as the usage of some of the inventory in promotions. Total revenues for the six months ended June 30, 2001 were $605 all of which were received during the second quarter; the Company had no revenues during its first six months of last year. Costs of sales for the second quarter 2001 were $492. The company had a gross margin of 19% in the 2001 second quarter and has averaged a 14% profit margin since inception. The Company, however, has not experienced any related personnel costs since Marci Evans does not take her $1,000 per month salary which would likely eliminate its profit margin.

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

         Assets. The Company's assets consist mainly of $3,524 cash on hand, inventory valued at $4,826 comprised of t-shirts, gable boxes and specialty wrap and ribbon, accounts receivable of $930, deposits equaling $109, and prepaid expenses of $3,589 comprised of storage unit costs which are prepaid in April of each year.

         The Company's total assets decreased between second quarter 2001 and the second quarter 2000 from $30,053 to $12,978. Cash as of June 30, 2001 was $23,854 compared to $3,524 as of June 30, 2000. The change was primarily due to general and administrative expenses especially a $500 per month consulting fee as well as professional fees

         Liabilities.  The Company has no liabilities.


NINE MONTHS ENDED SEPTEMBER 30, 2001
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001


Results of Operations

         Revenues and Costs of Revenues. Total revenues for the nine months ended September 30, 2001 were $605 all of which were received during the first quarter; the Company had no revenues during its last six months of last year. The Company has averaged a 14% profit margin since inception. The Company, however, has not experienced any related personnel costs since Marci Evans does not take her $1,000 per month salary which would likely eliminate its profit margin.

         Net losses for the nine months ended Sept. 30, 2001 were $7,660 as opposed to a loss of $17,737 in the first nine months of 2000. The decrease in the Company's net losses during the comparative periods is mostly due to a $3,211 decrease in professional fees between the six month comparable periods as well as the fact that the company paid a stock bonus to two of its officers during its second quarter of 2000, expensed at $10,000, with no comparative expense in the second quarter of 2001. The Company's general and administrative costs in the six months ended June 30, 2001 did increase by about $800 with $500 of that increase taking place in the first quarter of 2001.

         Assets. The Company's assets consist mainly of $2,287 cash on hand, inventory valued at $4,826 comprised of t-shirts, gable boxes and specialty wrap and ribbon, accounts receivable of $930, deposits equaling $109, and prepaid expenses of $3,589 comprised of storage unit costs which are prepaid in April of each year.

         The Company total assets decreased between third quarter 2001 and the third quarter 2000 from $30,053 to $11,741. Cash as of Sept 30, 2001 was $23,854 compared to $2,287 as of Sept. 30, 2000. The change was primarily due to general and administrative expenses especially a $500 per month consulting fee as well as professional fees.



         Liabilities.  The Company has no liabilities.


Liquidity and Capital Resources

         Cash Flows from Operations. The Company experienced losses from operations in 1999, 2000 and in the first three quarters of this year. The Company continues to rely on funds raised in its public offering which closed in April of 1999 to fund its daily operations as well the purchase and sale of its merchandise. The Company had less cash flows from operations in each quarter of 2000 and the three quarters of 2001 due to a significant decrease in revenues beginning in 2000 while experiencing an increase in overall expenses. Although the Company did increase its net profit margin, the increase is not significant since it has not able to generate sufficient cash flows to fund its day to day operations. It is unlikely that the Company will be able to increase its revenues sufficiently to fund operations which have declined in each year since the start of operations in the 4th quarter of 1998. The Company needs to increase its volume substantially to provide sufficient cash flows for operations. If it is not able to do so in the next 3 months, the Company will require additional financing.

         Financing Activities. The Company has funded its operations mostly through its contributions by officers and directors through September of 1998, and through an offering of its common stock which closed in April of 1999. The Company has 601,400 shares outstanding: 200,000 shares issued for cash to its founders, 201,200 shares sold in its offering which closed in April 1999 for gross proceeds of $50,300; and 200,000 of which were issued as bonuses to two of the Company's officers. Marci Evans, the Company's President and CEO, has not been paid a salary since inception and agreed to forego the same until the Company began seeing more revenues from operations.

         Cash Requirements over the Next Twelve Months. During the next twelve months, its cash requirements will include the following: (1) $500 per month to its consultant, Progressive Management. Progressive Management takes care of the Company's bookkeeping, audit preparation and SEC filings and is controlled by the husband of Marci Evans, Mr. Dennis Evans; (2) compensation to Marci Evans of $1,000 per month; (3) Lease payments on a 10x 15 feet storage unit from West Sahara Mini Storage at 6318 W. Sahara Ave., Las Vegas, NV 89146; the lease is prepaid to September 1, 2001 and is $96.00 per month; (4) an estimated $500 per month for office lease expenses when and if the Company acquires office space; and (4) expenses associated with SEC reporting compliance. The Company, therefore, will require a minimum of $25,000 for the next 12 months for compensation for services and lease payments.

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

         Need for Additional Financing. If the Company does experience an increase in volume of sales as well as an improved profit margin in the next several months, it may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan. Even if the Company begins generating revenues, it could require additional funding for expansion. It may be difficult for the Company to succeed in securing additional financing. The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. Or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company fails to achieve at least a portion of its business goals in the next twelve months with the funds available to it, there is substantial uncertainty as to whether it will continue operations.

         Ms Evans intends to aggressively pursue a customer base of independent sales directors for Mary Kay Inc. and other direct marketing companies over the next 12 months, especially during the 2001 Holiday season.


Risks, Trends, Uncertainties

         Limited Operations/Insignificant Revenues. The Company was organized in September of 1998, and has conducted minimal operations since that date. The Company has limited assets of approximately $11,741 of which $2,287 is comprised of cash. In 2000, the Company realized only $3,508 in revenues; its first three quarters of 2001 saw only $605 in revenues. Because of its limited capital and its lack of significant operating history, the Company must be considered a development stage company. Development stage companies are inherently more risky than established companies because there is no earnings history and no assurance that future revenues will develop. The Company's potential profitability is questionable.

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

         Conflicts of Interest and Potential Conflicts of Interest. All of the Company's officers/directors are involved with other business and/or interests which will take a portion of their time. Although these individuals are willing to work full-time for the Company, they may not be able to devote 100% of their time to the Company. Marci Evans, the Company's President, Secretary, and a Director, is an independent Senior Sales Director for Mary Kay Cosmetics and such position will require a portion of her time and efforts; Susan Stankiewicz currently serves as Vice-President and a Director of another corporation, which will require a portion of her time; Michael Stankiewicz attends school full time at Clark County Community College. Each of the directors, therefore, has other interests which will demand a certain amount of their time, which, in some instances, could be substantial. There is no assurance, therefore, if a conflict of interest arose, that it would be resolved in favor of the Company. In addition, members of Management may become involved in other business entities which have the same or similar activities as the Company and unforeseen conflicts of interest could develop.

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

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits Filed with this Report:

                  None.

         (b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 7, 2001. The following items were reported on the Form 8-K:

                           1.  Item 1. Change in Control of Registrant.

                           2.  Item 5. Other Events.

                           3. Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:        November 29, 2001

                                     EUPA INTERNATIONAL CORPORATION



                                     By:  /s/ Jacky S. Chang
                                        ---------------------------------------
                                          Name:  Jacky S. Chang
                                          Title: Chief Operations Officer