Form 10KSB
period 2001-12-31
EUPA INTERNATIONAL CORP /NV/
filed 2002-04-17
CIK 1084382

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2001.

                                       OR

____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________.

                        Commission File Number: 001-26539

                         EUPA INTERNATIONAL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         Nevada                                              88-0409450
(STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                             89 N. San Gabriel Blvd.
                               Pasadena, CA 91107
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        Registrant's telephone number, including area code: 626-793-2688

      Securities Registered Pursuant to Section 12(b) of the Act: _________

       Securities Registered Pursuant to Section 12(g) of the Act: Common
                             Stock, $0.001 par value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $1,052,684.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 11, 2002, was $68,475,000.

         The number of shares of common stock outstanding as of April 12, 2002 was 20,300,000.

                                     PART I

         The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

         The information set forth in this Annual Report on Form 10-KSB with respect to the outstanding capital stock of Eupa International Corporation has been adjusted to give effect to a 19.940179 to 1 forward split undertaken on October 16, 2001.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Since 1990, EUPA International Corporation ("EUPA"), through its Tsann Kuen U.S.A. Incorporated ("TKE USA") subsidiary, has been the United States market research, design, supply and sales arm of Tsann Kuen Enterprise Co., Ltd. ("TKE"), a worldwide leader for over 20 years in the manufacture and design of home appliance and consumer electronic products for international brand names distributors. TKE owns approximately 60% of our stock. TKE's strategy is to expand its United States and worldwide operations in part through our operations. As a result of an internal restructuring at TKE, our operations will be significantly expanded beginning in 2002. In addition to our traditional role of developing products and sourcing orders for TKE in the United States, we will become the major supplier of TKE products to brand name distributors in Asia and Europe. We will also handle the design and development of TKE products worldwide. Finally, we plan to open and operate in China and Japan "3C" retail appliance and electronics stores, a chain of stores which TKE successfully operates in 83 locations in Taiwan.

HISTORY AND DEVELOPMENT OF BUSINESS

         We were originally formed as a Nevada corporation on September 8, 1998 under the name Access Network Corporation. Access Network engaged in the business of marketing and selling gift packaging to small businesses and individuals acting as independent sales agents for direct marketing entities. During 2001, Access Network's management determined that this business would not be viable in the long run and sought out alternatives to maximize shareholder value.

         In December 2000, we sold all the outstanding shares of common stock in our wholly-owned subsidiary Tsann Kuen Japan Co. Ltd. ("TKJ") to affiliates of our parent company TKE. TKJ served primarily as a supplier of TKE products to brand name distributors in Japan. TKJ was also responsible for sourcing of orders for TKE products in Japan.

         On October 12, 2001, we changed our name to Eupa International Corporation and, on October 23, 2001, we acquired all of the issued and outstanding capital stock of TKE USA from TKE pursuant to an Exchange Agreement, dated as of October 10, 2001, by and among Eupa, TKE, TKE USA and certain of our shareholders (the "Exchange Agreement"). TKE USA had been a wholly-owned subsidiary of TKE. Pursuant to the Exchange Agreement, TKE USA became our wholly-owned subsidiary and, in exchange for the TKE USA shares, we issued 12,000,000 shares of our common stock to TKE, representing 60% of the our outstanding capital stock at that time.

         Our executive offices are located at 89 N. San Gabriel Blvd., Pasadena, California 91107. Our telephone number is 626-793-2688.

BUSINESS

         Until December 31, 2001 our operations consisted of designing products and sourcing orders for TKE in the United States. TKE designs, manufactures and sells a range of small and medium size electric products and appliances for the home, including coffee makers, electric grills, irons, toaster ovens, motor-driven products and vacuum cleaners. TKE products are sold in over 80 countries throughout the world. TKE designs and manufactures brand name products for internationally recognized companies. Common household items such as the George Forman line of grills (marketed by Salton Inc.) were designed by EUPA and manufactured by TKE in China. We believe that TKE is the largest manufacturer of coffee makers, electric grills and irons in the world. We believe that TKE maintains a leading market position in the manufacture of many household products as a result of innovative products designed to meet consumer needs and esthetic preferences, strong relationships with customers and its ability to produce its products at low cost.

         We currently market TKE products solely in the United States for TKE through an internal sales force. All of the products we supply are sold to numerous brand name companies, including Sunbeam, Toshiba, Philips, Sharp, Salton, Rival and Toastmaster. We do not recognize sales revenue from the sale of TKE products in the United States. Rather, we interface with TKE customers in the United States and process orders for TKE. We are then paid a commission on each sale. Our commission income generally equals our costs. We therefore, do not and will not realize significant net income from our operations in the United States.

         Beginning in fiscal 2002, as a result of an internal reorganization within TKE, we will become the primary representative for the supply of TKE products in Asia and Europe. In these markets, our products will be sold and are sold to well known worldwide brands and locally recognized brand names through an internal sales force.

         Traditionally, TKE's focus has been on the United States marketplace which currently represents a majority of TKE's sales. However, we believe that there is a significant opportunity in Asia and Europe to increase the volume of sales of TKE products in these markets.

COMPETITIVE ADVANTAGES.

         We believe that our principal competitive strengths are:

         * Design and Development Innovation. We, as part of the TKE group of companies, put a high emphasis on product design and management believes that we will continue to benefit from the reputation TKE has among brand name distributors for innovative product design. TKE's research and development team, which beginning in 2002 will be operated by us, has won numerous design awards worldwide. In addition to EUPA's design center in California, we will operate research and development centers in Taiwan, China, Japan and Germany. In designing new products, the design centers analyze market trends, social shifts, economics, aesthetics, ergonomics and new materials and production methods and work closely with customers to identify consumer needs. New products are constantly being developed to meet changing consumer needs.

         * High Quality Production. Products of the TKE group of companies are designed to meet many international manufacturing standards, including VDE, BS, UL, SAA, CSA, SEMKO, T-Mark and TVU. TKE's Taiwan
           operations are       certified and products manufactured in China
           are ISO 9002 certified. We believe that TKE is one of the few manufacturers whose products have two ISO recognitions.

         * Low Cost Production. TKE operates state of the art facilities in China and manufactures its own molds. This allows TKE to produce products at lower cost than other manufacturers. In particular, management believes that TKE's low manufacturing costs for coffee makers, electric grills and irons allow such products to be sold in mass quantities at prices below those offered by any other vendors of small appliances.

GROWTH STRATEGY.

         Our primary strategy is to increase the profile of TKE products worldwide and grow our business through the following initiatives:

         * Asian and European Sales. As of December 31, 2001, our entire customer base was located in the United States. Beginning in 2002, we will become the major representative for supply of TKE products in Europe and Asia and TKE's sales force for these marketplaces have become part of our operations.

         * New Products and Product Line Extension. We plan to increase sales of TKE products in Europe and Asia through strong product development initiatives, including modifying and enhancing existing TKE products, expanding existing TKE product lines and introducing new products. We conduct extensive market research and work closely with brand names and distributors to identify consumer needs and preferences and to develop new products to satisfy consumer demand. During the year ended December 31, 2001, TKE manufactured 90 different types of appliance products.

         * Cultivate Relationships with New and Existing Customers. The home appliance industry is going through a period of consolidation and we expect that distributors will continue to consolidate their vendor base by dealing primarily with a smaller number of suppliers that can provide them with a broad array of innovative, differentiated and quality products. We have been able to establish and intend to continue to build strong relationships with our distribution customers based on TKE's frequent product innovation, high level of customer service, breadth of product offerings, reputation for quality products and TKE's low cost manufacturing capabilities. We will seek to maintain TKE's strong relationships with a broad array of distributors and cultivate new relationships as part of its marketing strategy. We will continue to seek to establish "partnership" relationships with our customers by offering them "one stop shopping" for a wide variety of appliance and consumer electronics products. We plan to attract and support customers who are consolidating their vendor relationships to achieve greater purchasing and operating economies. With our Asian-based management team, we intend to build up our Asian and European marketing groups to expand our customer base in these areas.

         * Build on Market Leadership Position on Manufacturing Sales of Products. We believe that we can build on TKE's market leadership position as a supplier of coffee makers, electric grills and irons by expanding our offerings of TKE products. TKE's leadership position in these product lines provides us with a competitive advantage in terms of marketing new TKE appliance products to our customers.

         Open and Operate 3C Retail Outlets. The household appliance industry is mature, fragmented and highly competitive. As a result, TKE has sought to increase revenues and profits through diversifying operations. Since 1991, TKE has operated 3C branded retail stores specializing in appliance, communications and computer-related products. TKE operates 83 such stores in Taiwan. These stores generate higher profit margins than TKE's traditional manufacturing operations and provide an additional channel for distributing TKE products. TKE has granted EUPA the right to develop 3C stores outside of Taiwan and will assist EUPA in entering these markets. In particular, management believes that there is great market opportunity in China, the largest single market. EUPA initially intends to open 3C stores in China where EUPA branded products have a high level of consumer recognition and brand name cache and China's entry into the World Trade Organization will allow foreign companies to effectively compete for the huge Chinese consumer base. EUPA may also open 3C stores in Japan.

PRODUCTS

         TKE's broad variety of products enables us to service the needs of distributors and satisfy the different tastes, preferences and budgets of consumers. These products include full-featured and upscale models or designs as well as those which are marketed to budget conscious consumers. Product categories include: coffee makers, irons, grills, motor-driven products, pop-up toasters; toaster ovens, rice cookers and vacuum cleaners.

         During the year ended December 31, 2001, TKE manufactured 90 different types of appliance products and sold them all over the world.

RESEARCH AND DEVELOPMENT

         Management believes that the foundation of TKE's success is its dedication to its research and development operations. Historically, approximately 5% of TKE revenues has been devoted to product design activities, including investment in CAD-CAM systems to assist in the design process. Growth is driven by ensuring that products manufactured by TKE are both technologically advanced and aesthetically pleasing. We design the style, features and functionality of our products to anticipate consumer demand rather than to merely react to customer needs. We carefully analyze market trends to facilitate product development and design. Annually, we send designers to international household appliance shows in Chicago, Paris, Cologne, San Francisco and Hong Kong. At these shows and throughout the year, we meet with customers directly and collect information, opinions and reactions to products and shifting trends in appliance design. This process results in continuously upgraded product offerings.

         To address different consumer preferences around the world, TKE maintains research and development centers in Taiwan, China, the United States, Japan and Germany. TKE employs approximately 100 designers who are coordinated at TKE research and development facility in Taiwan. TKE's use of in-house industrial designers, technicians and engineers and other specialties have been a major strength in obtaining and increasing TKE's business. Beginning in 2002, all research and development activities will be conducted by EUPA which has begun to result in additional revenue for us from design fees for product moulds.

MARKETING AND DISTRIBUTION

         TKE products are sold by us in the United States through an internal sales force of four persons. Beginning in 2002, we have the right to distribute TKE manufactured products in Europe and Asia and will we employ nine persons to cover these regions who were previously employed by TKE.

         We do not maintain long-term purchase contracts with our customers and we operate principally on a purchase order basis. We believe that we are not, and will not be, dependent on any single customer for any of TKE's products. We believe that the loss of any one customer would not have a long term material adverse effect on our business because TKE's low cost high quality products generally remain in high demand. However, the loss of a customer could, in the short term, adversely effect our revenues.

         We do not engage in extensive public marketing activities. Rather, we direct our marketing efforts toward expanding our product offerings to our existing customers although we intend to seek to expand our customer base in the future. Once designed, TKE's state of the art production facilities in China allow for low cost production of products. With TKE's broad array of branded product offerings, reputation for quality and value-added marketing services, such as customized merchandise planning, inventory management and just-in-time delivery, EUPA believes that it is one of the few companies that can act as a "one-stop shop" to retailers of home appliances and consumer electronics.

QUALITY CONTROL

         Most of the products we supply are manufactured by TKE and its affiliated companies in Taiwan and China. All of TKE's Chinese factories are ISO 9000 certified. Quality assurance is particularly important to us and TKE's product shipments are required to satisfy quality control tests established by its internal product design and engineering department.

COMPETITION

         Our industry is mature and highly fragmented. Competition is based upon price, manufacturing quality, costs and product features and enhancements. In the manufacture of small appliances, we compete with, among others, local Chinese suppliers. We believe that our success will be dependent on TKE's ability to offer a broad range of existing products and to continually introduce new products and enhancements of existing products which have substantial consumer appeal based upon price, design, performance and features.

SEASONALITY.
            The consumer appliance business is highly seasonal, with operating results varying from quarter to quarter. We have historically experienced higher order volume during the third and fourth quarters of each year as retailers increase their inventories in anticipation of the year-end selling season. Lower sales than expected by us during this period, a lack of availability of products or a general economic downturn in retail sales could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

         As of December 31, 2001, we employed 43 persons. Approximately 8 employees work at our Pasadena, California headquarters and the balance operate out of TKE facilities throughout the world. None of our employees are covered by any collective bargaining agreement. We generally consider our relationship with our employees to be satisfactory and have never experienced a work stoppage.

REGULATION

         Most of TKE's products are subject to federal, state and local regulations concerning consumer products safety. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. In general, we have not experienced difficulty complying with such regulations and compliance has not had an adverse effect on our business.

PATENTS

         We hold patents registered in the United States and foreign countries for various TKE manufactured products and processes. We consider these patents to be of considerable value and of material importance to our business.

WARRANTIES

         TKE products are generally sold with a limited one year warranty from the date of purchase. In the case of defects in material or workmanship, we agree to replace or repair the defective product without charge.

WHERE YOU CAN FIND MORE INFORMATION

         We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference rooms in Washington, D.C.. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our principal executive offices are located at 89 N. San Gabriel Blvd, Pasadena California in a 44,762 square foot building owned by us of which we occupy 31,582 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         On November 30, 2001, Mir Kazem Kasheni ("Plaintiff") filed a complaint in Los Angeles Superior Court against Tsann Kuen China Enterprises Co., Ltd. ("TKE China"), Tsann Kuen Enterprise

(USA) Co., Ltd., TKE USA, Tsann Kuen Shanghai Enterprise Co., Ltd. and TKE. Plaintiff filed an amendment to the complaint on December 7, 2001 to add EUPA as a defendant. Plaintiff filed another amendment to the complaint on March 15, 2002. Plaintiff alleged breach of contract arising out of a letter of intent, dated November 28, 2000, among Plaintiff, TKE China, Manoutcher Nikfarjam and Shantia Hassaushahi (the "Letter of Intent"), related to the design, manufacture, assembly and sale of TKE China's products in Iran. Plaintiff alleged that Tsann Kuen Enterprise (USA) Co., Ltd., TKE USA, Tsann Kuen Shanghai Enterprise Co., Ltd. and TKE are the "alter egos" of one another and, therefore, should be responsible for TKE China's obligations under the Letter of Intent. Plaintiff claims to have spent $750,000 in reliance on the Letter of Intent and to have lost profits of $10 million. Plaintiff also alleges that the defendants defrauded him with respect to the defendants' relationships with one another, their corporate status and business locations.

         We plan to vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since October 18, 2001, our shares have been quoted on the NASD OTC Bulletin Board under the trading symbol "EUPA". Our shares were originally approved for quotation on the OTC Bulletin Board in July 2000 under the symbol "ACSJ". However, no public trading market for our common stock took place until October 2001. The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for each quarter during the last two fiscal years. The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                            HIGH                LOW

      Fiscal Year Ended December 31, 2000
           First Quarter..........................................           n/a                n/a
           Second Quarter.........................................           n/a                n/a
           Third Quarter..........................................           n/a                n/a
           Fourth Quarter.........................................           n/a                n/a

      Fiscal Year Ended December 31, 2001
           First Quarter..........................................           n/a                n/a
           Second Quarter.........................................           n/a                n/a
           Third Quarter..........................................           n/a                n/a
           Fourth Quarter.........................................         $9.00               $9.00

         On April 11, 2002, the last reported sales price for our shares on the OTC Bulletin Board was $8.25 per share. At April 9, 2002, we had 603 stockholders of record.

         We have never paid cash dividends on our common stock and do not expect to pay such dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business. The payment of any future dividends on our common stock will be determined by our Board in light of the conditions then existing, including our financial condition and requirements, future prospects, restrictions in future financing agreements, business conditions and other factors deemed relevant by the Board.

RECENT SALE OF UNREGISTERED SECURITIES

         The securities described below were issued by us during the year ended December 31, 2001 and were not registered under the Securities Act of 1933 (the "Act"). Except as set forth below, each of the transactions is claimed to be exempt from registration with the Securities Exchange Commission under Section 4(2) of the Act as transactions by an issuer not involving a public offering or under Regulation D or Regulation S under the Act. All certificates representing our issued and outstanding restricted securities contain appropriate text detailing their restricted status and we have issued "stop transfer" instructions to its transfer agent with respect to such securities. No commissions were paid in connection with any of these issuances.

         1. On October 10, 2001, we, TKE and TKE USA and certain of our shareholders entered into an Exchange Agreement pursuant to which, among other things, we issued 12,000,000 shares of our common stock to TKE and we acquired all of the issued and outstanding capital stock of TKE USA from TKE.

         2. On December 27, 2001, we granted to Tsann Pao Co. an option to purchase 1,000,000 shares of our common stock at $0.01 per share.

         3. On February 12, 2002, we issued to Tsann Pao Co. 300,000 shares upon the exercise of a portion of the option granted on December 27, 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this Annual Report on Form 10-KSB. The financial information presented is for the period January 1, 2000 to our fiscal year end, December 31, 2001.

OVERVIEW

         EUPA was incorporated as "Access Network Corporation, was incorporated on September 8, 1998 in Nevada. Our subsidiary, TKE USA was incorporated in Illinois in June 1990. On October 23, 2001, we acquired TKA USA pursuant to an Exchange Agreement dated as of October 10, 2001 by and among TKE, TKE USA and EUPA (the "Exchange Agreement"). Prior to the exchange, EUPA had nominal business activity. This activity is not material to the historical financial statements of TKE USA, and therefore pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. For accounting purposes, TKE USA has been treated as the acquirer and, accordingly, TKE USA is presented as the continuing entity, and the historical financial statements are those of TKE USA. EUPA and TKE USA are collectively referred to as the "Company".

         We currently market TKE products solely in the United States for TKE through an internal sales force. All of the products we supply are sold to numerous brand name companies, including Sunbeam, Toshiba, Philips, Sharp, Salton, rival and Toastmaster. We do not recognize sales revenue from the sale of TKE products in the United States. Rather, we interface with TKE customers in the United States and process orders for TKE. We are then paid a commission on each sale. Our commission income generally equals our costs. We, therefore, do not and will not realize significant net income from our operations in the United States.

RESULTS OF OPERATIONS

         The consolidated financial statements for 2001 include the accounts of EUPA and its wholly owned subsidiary TKE USA. For 2000, the consolidated financial statements include the accounts of EUPA, TKE USA, and Tsann Kuen Japan ("TKE Japan"), a wholly owned subsidiary of TKE USA. TKE Japan was sold in December 2000.

          NET REVENUE AND COST OF SALES. The Company's net revenues for the year ended December 31, 2001 totaled $1,052,684, in comparison to net revenue of $30,890,839 for the year ended December 31, 2000. This amount is inclusive of $1,140,385 service income for the year ended December 31, 2000. The Company had no cost of sales for the year ending December 31, 2001 in comparison to $23,210,221 for the year ending December 31, 2001. The significant decrease in sales is largely attributable to the sale of Tsann Kuen Japan in December 2000. Revenue from sales of products to customers in 2000 was recognized upon shipment or when title passes to customers based on the terms of the sales, and was recorded net of returns, discounts and allowances. Service income in 2001 and 2000 is recognized as the related services are provided per terms of the service agreement between Tsann Kuen U.S.A. and its affiliates.

         OPERATING EXPENSES. Operating expenses for the fiscal years ended December 31, 2001 and 2000 totaled $1,037,431 and $7,558,704, respectively. Operating expenses includes items such as legal, accounting, consulting and general administrative expenses such as salaries and wages.

         NON-OPERATING INCOME (EXPENSE). Non-operating income for the year ended December 31, 2001 was $128,258 in comparison to non-operating expense of $273,125 for the year ended December 31, 2000. Included in the 2000 figure is interest expense of $139,015 and a loss of $615,805 from the sale of Tsann Kuen Japan. The effects of these two items was partially offset by promotion fee income of $406,243 for the year ended December 31, 2000 (none in 2001).

          NET INCOME. Net income for the years ended December 31, 2001 and 2000 was $54,584 and $52,569, respectively. This resulted in net income per share, basic and diluted of $0.00 (rounded) for each of the two-year ends. The weighted average shares outstanding for the year ending December 31, 2001 was 13,333,334 for basic and $13,461,111 diluted. The weighted average shares outstanding for the year ending December 31, 2000 was 5,684,211 for basic and diluted. Basic income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents (options and warrants) as if the potential common shares had been issued.

CAPITAL RESOURCES AND LIQUIDITY

         The Company has experienced a slight reduction in its cash balances of $59,069 from December 31, 2000 to December 31, 2001 as a result of our new rules as a supplier of TKE products to Europe and Asia, as well as operating 3C retail stores in China and Japan. We believe we will be able to increase our anticipating revenues in 2002. We believe the anticipated revenue growth will provide the necessary cash flow for anticipated working capital requirements. We presently estimate that we will be able to reduce our current monthly rate of using working capital beginning in the near term. We believe that certain of our needed capital will result from the continuing successful collection of our accounts receivable balances throughout the remainder of 2002. We also remain confident we can continue to raise sufficient additional funds though private placements of our common stock. Our current assets totaled $1,289,024 and $2,815,272 at December 31, 2001 and 2000, respectively. Total assets were $2,613,213 and $4,026,811 at December 31, 2001 and 2000, respectively. The decrease in current assets and total assets is primarily due to the collection of the $1,500,000 from the sale of Tsann Kuen Japan in December 2000. Our current liabilities totaled $148,295 and $1,027,007 at December 31, 2001 and 2000, respectively. This resulted in working capital totaling $1,140,729 and $1,788,265 at December 31, 2001 and 2000, respectively. Total liabilities were $148,265 and $1,620,177 at December 31, 2001 and 2000, respectively. The decrease in liabilities is primarily due to the payoff of a mortgage note payable and accounts payable balances to related parties. Net cash used for operating activities totaled $800,750 and $607,123 for the years ended December 31, 2001 and 2000, respectively. Net cash provided (used) for investing activities totaled $1,341,681 and ($121,312) for the years ended December 31, 2001 and 2000, respectively. Net cash provided by (used for) financing activities totaled $(600,000) and $330,348 for the years ended December 31, 2001 and 2000, respectively. We raised no funds in 2001 or 2000 through the issuance of common stock.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITIONS

         Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report, including the reports we incorporate by reference, you should consider the following factors before investing in our securities.

TKE CONTROLS OUR BUSINESS.

            TKE owns more than 50% of our outstanding capital stock. As a result, TKE will be able to control our business and affairs, including the composition of our board of directors or authorizing corporate transactions such as mergers or sales of our assets. However, the interests of TKE may not be consistent with the interests of our other investors since it could take action or forgoing action which may not be in the best interests of our other investors.

WE ARE DEPENDENT ON TKE FOR OUR PRODUCT SUPPLY AND CAPITAL REQUIREMENTS.

            TKE will be the major manufacturer of the products we supply and will manufacture a significant number of products that we expect to sell in our 3C stores. As a result, any change in the cost of manufacturing these products will have a material adverse impact on our profit margins. TKE is subject to the risks of doing business abroad, including trade restrictions, production delays due to unavailability of parts or components, increases in transportation costs and transportation delays, foreign currency fluctuations and political and economic instability.

            We do not currently have an independent source of capital or lines of credit. All of our operations will initially be funded by TKE. Accordingly, any change in TKE's financial condition or liquidity could have an impact on our ability to operate our business.

MANY OR OUR EMPLOYEES WILL ALSO PERFORM SERVICES FOR TKE WHICH COULD RESULT IN THEIR ATTENTION BEING DIVERTED FROM OUR BUSINESS.

         Our success will depend, to some degree, on the efforts of our employees. Many of our officers and employees will also be employed by TKE. As a result, their full time, attention and energies will not be directed to our business. If the attention of our officers is diverted from our business, we may not be able to realize the full potential of our business opportunities.

IF WE DO NOT DEVELOP AND INTRODUCE NEW TKE PRODUCTS, OUR ABILITY TO GROW OUR BUSINESS WILL BE LIMITED.

         We believe that our future success will depend in part upon our ability to continue to develop innovative designs in the products manufactured by TKE and to develop and market new products. We may not be successful in introducing or supplying any new products or product innovations or developing and introducing in a timely manner innovations to TKE's existing products which satisfy customer needs or achieve market acceptance. The failure to develop products and introduce them successfully and in a timely manner would harm our ability to grow our business.

A SLOWDOWN IN THE RETAIL INDUSTRY WILL LIKELY HAVE AN ADVERSE EFFECT ON OUR RESULTS.

         The products that we supply are ultimately sold to consumers through major retail channels, primarily mass merchandisers, department stores, specialty stores and mail order catalogs. Changes in general economic conditions will cause reductions in demand among consumers and retailers for the kind of products we supply. As a result, our business and financial results will fluctuate with the financial condition of our retail customers and the retail industry.

THE COMPETITIVE NATURE OF THE SMALL APPLIANCE INDUSTRY MAY CREATE PRICE PRESSURES ON US.

         The small household appliance industry is highly competitive and our ability to succeed is based upon our and TKE's ability to compete effectively. We believe that competition is based upon several factors, including price, product features and enhancements, new product introductions and customer delivery needs.

         The current general slowdown in the retail sector has resulted in, and we expect it to continue to result in, additional pricing pressures on our customers and, as a result, upon us. We compete with many manufacturing companies, some of which have substantially greater facilities, personnel, financial and other resources than we have. Significant new competitors or increased competition from existing competitors may adversely affect our business, financial condition and results of operations.

EXPANDING INTERNATIONAL SALES WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

         We have begun to pursue growth opportunities internationally. International operations are subject to a number of other risks and potential costs, including: the risk that TKE products may not be locally recognized; the risk that we may be required to spend significant amounts of time and money to build an identity among distributors without certainty that we will be successful; unexpected changes in regulatory requirements; foreign currency fluctuations; transportation costs; adverse tax consequences; and political and economic instability. We cannot assure you that we will not incur significant costs in addressing these potential risks.

ONCE WE BEGIN OPENING 3C STORES, WE WILL BECOME SUBJECT TO THE SAME RISKS AS RETAILERS.

         Once we launch our 3C stores, we will become subject to additional business risks including competition from other retailers, price pressure and reduced sales in recessionary periods. Further, although TKE has had significant experience in operating retail stores in Taiwan, we will not have any retailing experience in China and Japan. There can be no assurance that we will be able to successfully launch our retail stores in these markets. In the event that we are not successful, a key element of our growth strategy will not be achieved.

PRODUCT RECALLS OR LAWSUITS RELATING TO DEFECTIVE PRODUCTS COULD ADVERSELY IMPACT OUR FINANCIAL RESULTS.

         We face exposure to product recalls and product liability claims in the event that the products we supply are alleged to have manufacturing or safety defects or to have resulted in injury or other adverse effects. Although we believe that we maintain adequate product liability insurance, there can be no assurance that we will be able to continue to maintain these policies on acceptable terms, if at all, or that product liability claims will not exceed the amount of our insurance coverage.

IF ANY OF THE PRODUCTS WE SUPPLY INFRINGE ON THE RIGHTS OF OTHERS, WE COULD SUFFER SIGNIFICANT FINANCIAL LOSS.

         We and TKE hold numerous patents on the products that we supply and these proprietary rights are essential to our business. Our patents could be challenged by others or invalidated through administrative process or litigation. This process could be costly and time consuming and would divert the attention of management and key personnel from other business issues. If any of our patents are successfully challenged, we could be required to pay a significant damage award and could no longer supply these products. This would have an impact on both our sales and costs.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS COULD INCREASE OUR OPERATING COSTS AND INTERFERE WITH OUR BUSINESS effort.

         Most federal, state and local authorities require certification by Underwriters Laboratory, Inc., an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. TKE products, or additional electrical appliances which may be developed by us or TKE, may not meet the specifications required by these authorities. A determination that our products are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.

ITEM 7.    FINANCIAL STATEMENTS

         The consolidated financial statements of EUPA International Corporation and its subsidiaries including the notes thereto, together with the report thereon of Stonefield Josephson, Inc. is presented beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective April 15, 2002, we terminated the services of Randy Simpson CPA ("RS"), as our independent accountants. Effective January 2002, we engaged Stonefield Josephson, Inc. ("SJ") as our new independent accountants. The termination of RS and the retention of SJ were approved by our Board of Directors. Prior to the engagement of SJ, neither we nor anyone on our behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on our financial statements.

         RS audited our financial statements for the period from September 8, 1998 to December 31, 2000. RS's report for this period did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

         During the periods from September 8, 1998 to December 31, 1998, January 1, 1999 to December 31, 1999, January 1, 2000 to December 31, 2000 and January 1, 2001 to April 15, 2002, there were no disagreements with RS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RS, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on our financial statements. In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B for the period from September 8, 1998 to December 31, 1998, January 1, 1999 to December 31, 1999, January 1, 2000 to December 31, 2000 and the subsequent interim period through April 15, 2002.

         We have requested RS to provide us with a letter addressed to the SEC stating whether it agrees or disagrees with the statements made by us in response to Item 304(a) regarding its involvement with us as independent accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

MANAGEMENT.

Directors and Executive Officers

         The following table and text sets forth the names and ages of all directors and executive officers of Score One and our key management personnel as of December 31, 2001. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our directors or officers has any agreement with us regarding terms of employment or compensation.




                                                                                                                      Director
Name of Individual            Age      Position with company and subsidiaries                                          since

Tsan-Kun Wu                   50       Director, Chairman of the Board and President                                   2001
Hsing Chuang                  47       Director and General Manager                                                    2001
Cheng-Chi Chang               43       Director and Chief Financial Officer                                            2001
Wen-Fang Yang                 41       Director                                                                        2001
Te-Jung Chien                 39       Director                                                                        2001
Ko-Ta Chang                   41       Director, Secretary, Vice President and Chief Operational Officer               2001
Fang-Chuan Lin                36       Chief Planning Officer                                                          n/a



         TSAN-KUN WU has been Chief Executive Officer, President and director of EUPA since October 2001. From 1978 through the present, Mr. Wu has served as President of Tsann Kuen Enterprises Co. Ltd., the parent company of EUPA and a leading designer and manufacturer of home appliance and consumer electronic products.

         HSING CHUANG has been General Manager and a director of EUPA since October 2001. From 1998 to the present, Mr. Chuang has served as Vice President of Tsann Kuen Enterprises Co. Ltd. From 1995 to 1998, Mr. Chuang served as Manager of Research and Development for Tsann-Kuen Enterprises Co. Ltd.

         CHENG-CHI CHANG has been Chief Financial Officer, Treasurer and director EUPA since November, 2001. From March 2001 to the present, Mr. Chang has served as Director of the Resource Planning Division for the Tsann-Kuen Group. From May 1999 to February 2001, Mr. Chang served as the Director for the Finance Center of Eastern Multimedia Corporation. From December 1997 to May 1999, Mr. Chang served as Chief Financial Officer to United Test Center. From February 1993 to October 1997, Mr. Chang served as Director of the Finance and Administration Division of Want-Want Group. China.

         WEN-FANG YANG has been a director of EUPA since October 2001. From January 2001 to the present, Mr. Yang has served as Vice General Manager of Tsann Kuen (China) Enterprises Co. Ltd. From December 1994 to December 2000, Mr. Yang was employed by Shanghai P&C Telesystems Inc.

         TE-JUNG CHIEN has been a director of EUPA since October 2001. From 1998 to the present, Mr. Chien has served as Vice-President of Tsann Kuen (Japan) Enterprises Co. Ltd. From January 1995 to January 1998, Mr. Chien served as Vice President of Logistics for Tsann Kuen Enterprise Co. Ltd.

         KO-TA CHANG has been the Secretary of Eupa since January 2002. From September 2001 to the present, Mr. Chang has served as Vice President of Tsann Kuen Enterprise Co., Ltd. From August 2001 to June 2001, Mr. Chang served as Sales Director of Tsann Kuen Enterprise Co. Ltd. From January 1996 to May 2001, Mr. Chang served as Sales Manager of Tsann Kuen Enterprise Co. Ltd.

         FANG-CHUAN LIN has been the Chief Planning Officer of EUPA since November, 2001. From May 1999 to the present, Mr. Lin has served as Marketing Manager for Tsann Kuen Enterprises Co. Ltd. From 1997 through 1998, Mr. Lin served as a factory manager for Cameo Electric Company.


DIRECTOR COMPENSATION

         We have no established compensation arrangements with our directors but directors may be reimbursed for their reasonable expenses incurred in connection with the attendance at board and committee meetings.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires a company's officers, directors and persons who own more than ten percent of a registered class of such company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all
Section 16(a) forms they file.

         During fiscal 2001, the following individuals were late with their Form 3 filings: Each of Messrs. Tsan-Kun Wu, Hsing Chuang, Wen-Fan Yang, Te-Jung Chien and Cheng-Chi Chang were required to file Initial Statements of Beneficial Ownership of Securities on Form 3 within 10 days after they became a director of EUPA. As of the date of this report, none of the foregoing persons has filed a Form 3.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table details information for EUPA for each of the fiscal years ended December 31, 2001, 2000 and 1999 concerning compensation of:

- all individuals serving as our chief executive officer during the fiscal year ended December 31, 2001.

- no other executive officer or key employee had total annual salary and bonus exceeded $100,000 as for the year ended December 31, 2001 (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                            Long-Term Compensation
                           -------------------------------------------------------------------------------------------------
                                                                Other Annual   Restricted        Securities
Name and                              Salary       Bonus        Compensation   Stock             Under-lying   All Other
Principal Position         Year       ($)          ($)          ($)            Awards ($)        Options (#)   Compensation
                                                                                                 $0

Marci Evans                1999       $0           $0           $0             $0                $0            $0
      President and        2000       $0           $0           $0             $7,500            $0            $0
      Chief Executive
      Officer
Tsan-Kun Wu, President     2001       $0           $0           $0             $0                              $0
     and Chairman of the
     Board (1)


(1)  Mr. Wu's salary is paid by our parent company Tsann Kuen Enterprises Co.
     Ltd.


2001 STOCK OPTION PLAN

         We adopted the 2001 Stock Incentive Plan on October 11, 2001. The plan provides for grants of options and other incentive awards to employees, officers, directors and consultants.

         General. Provided that the shareholders of the corporation adopt the plan on or before October 10, 2002, the plan authorizes options and other awards to purchase up to 1,000,000 shares of common stock. If options granted under the plan expire or are terminated for any reason without being exercised, the shares of common stock underlying the expired grant will again be available for purposes of the plan.

         Administration of the Plan. The board of directors administers and interprets the plan. The board of directors has the sole authority to determine:

     - the employees, officers, directors or consultants to whom grants will be made under the plan,

     - the type, size and terms of the grants to be made to each optionee, and

     - the time when the grants will be made, the vesting period and the duration of any applicable exercise or restriction period, including the criteria for vesting.

         Types of Grants.  Grants under the plan may consist of:

     - options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code;
     -    non-qualified stock options that are not intended to so qualify;
     -    stock appreciation rights;
     -    stock awards;
     -    phantom stock; and
     -    other stock based incentive awards.

         Terms of Options. The exercise price of common stock underlying an option will be determined by the board of directors, and may be equal to, greater than, or less than the fair market value of a share of common stock on the date of grant.

         The board of directors will determine the term of each option which may be up to ten years from the date of grant.

         STOCK OPTION GRANTS IN LAST FISCAL YEAR.

         There were no grants of stock options during the fiscal year ended December 2000 to any of the Named Executives.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number of shares of common stock beneficially owned as of April 11, 2002 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director;
(iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares and the address of each person is c/o Tsann Kuen Group, (242) 4F, No. 108, Chung-Ping Rd., Hsin-Chaung City, Taipei, Taiwan:

                                                      Beneficial
                                                       Ownership                 Current
Name and Address                                    of Common Stock        Percent of Class (1)
----------------------------------------       -----------------------    -----------------------
Tsan Kun Wu (2)                                        1,032,000                  5.08%

Tsann Kuen Enterprise Co., Ltd. (3).                  12,000,000                 59.11%

Hsing Chuang (4)                                          15,600                  *

                                                      Beneficial
                                                       Ownership                 Current
Name and Address                                    of Common Stock        Percent of Class (1)
----------------------------------------       -----------------------    -----------------------

Fang-Chuan Lin                                                 0                  0%

Wen-Fang Yang                                                  0                  0%

Cheng-Chi Chang                                                0                  0%

Te-Jung Chien                                              9,600                  *

Ko-Ta Chang                                                    0                  0%

Marci Evans                                            2,991,027                 14.7%
6357 Vicuna Drive
Las Vegas, NV  89146
All Directors and Executive Officers as a Group

(6 persons)                                            1,057,200                  5.2%

*    Less than one percent.

(1) Based on 20,300,000 shares of Common Stock actually outstanding as April 11, 2002.

(2) Mr. Wu by virtue of his 8.6% ownership interest in TKE is deemed to beneficially own these shares.

(3)  Owned of record by TKE.

(4) Mr. Chang by virtue of his 0.13% ownership interest in TKE is deemed to beneficially own these shares.

(5) Mr. Chien by virtue of his 0.08% ownership interest in TKE is deemed to beneficially own these shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         1. For the year ending December 31, 2000, there were a number of related party transactions involving our former operating subsidiary Tsann Kuen Japan Co. Ltd. ("TKJ") and affiliated Companies. These transactions are more particularly described in note 9 to our financial statements. The details of these transactions and the applicable agreements will be filed in an amendment to this annual report on 10-KSB.

         2. In December 2000, we sold all of our stock in TKJ, our wholly-owned Japanese subsidiary, to affiliates Mountain Alps Ltd., Motor Chain Ltd. and Modern Hawk Ltd. for an aggregate amount of $1,500,000 in exchange for three notes receivable maturing on June 30, 2001, bearing no interest. The shares of TKJ were originally purchased from TKE on July 1, 1998. We recognized a loss of $615,805 on sale of the investment as more particularly described in Note 10 to our financial statements.

         3. On August 31, 2000, we issued 9,473,684 shares of our common stock (post-split) to TKE in connection with the conversion of our note payable to TKE in the principal amount of $1,425,625 and accrued interest of $74,341.

         4. On October 10, 2001, we entered into an Exchange Agreement with TKE and TKE USA pursuant to which we issued 12,000,000 shares of our common stock in exchange for all the outstanding stock of TKE USA.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

3.1      Articles of Incorporation of Access Network Corporation*

3.2      Bylaws*

3.3 Certificate of Amendment to Articles of Incorporation changing name to EUPA International Corporation**

4.1 Specimen Certificate representing shares of EUPA International common stock.

10.1 Exchange Agreement, dated as of October 10, 2001 by and among EUPA, TKE, TKE USA, Marci Evans and Michael Stankiewicz.**

10.2 EUPA International Corporation 2001 Stock Incentive Plan and certain of our shareholders.

10.3 Option Agreement dated December 27, 2001 by and between Tsann Pao Co. and EUPA.

23.1     Auditor's Report of Deloitte Touche Tohmatsu Japan.

* Filed as part of our Registration Statement on Form 10-SB with the Securities and Exchange Commission on June 29, 1999.

** Filed as part of a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2001.

         (b)      Reports on Form 8-K

         No reports were filed on Form 8-K during the last quarter of fiscal year 2001 except that on November 7, 2001 we filed a Current Report on Form 8-K reporting on Item 1 a change in control of the registrant.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         EUPA INTERNATIONAL CORPORATION

                         By       /s/  Tsan-Kun Wu
                           -----------------------------------------------------
                                 Tsan-Kun Wu
                                 President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                        Title                                 Date

   /s/ Tsan-Kun Wu                          President, Chief Executive Officer and Director       April 16, 2002
------------------------------------
Tsan Kun Wu

   /s/ Cheng-Chi Chang                      Chief Financial Officer, Treasurer and Director       April 16, 2002
------------------------------------
Cheng-Chi Chang a/k/a
Jacky Chang

   /s/ Wen-Fang Yang                        Director                                              April 16, 2002
------------------------------------
Wen-Fang Yang

   /s/ Te-Jung Chien                        Director                                              April 16, 2002
------------------------------------
Te-Jung Chien

   /s/ Hsing Chuang                         Director                                              April 16, 2002
------------------------------------
Hsing Chuang

                         EUPA INTERNATIONAL CORPORATION

                                AND SUBSIDIARIES

                      (FORMERLY ACCESS NETWORK CORPORATION)

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                    CONTENTS





                                                              Page

INDEPENDENT AUDITORS' REPORT                                    1

FINANCIAL STATEMENTS:

  Balance Sheet                                                 2
  Statements of Income                                          3
  Statements of Stockholders' Equity                            4
  Statements of Cash Flows                                     5-6
  Notes to Financial Statements                               7-20

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
EUPA International Corporation and Subsidiaries
  (Formerly Access Network Corporation)
Pasadena, California

We have audited the accompanying consolidated balance sheet of EUPA International Corporation and Subsidiaries (formerly Access Network Corporation) as of December 31, 2001, and the related consolidated statements of operations and comprehensive income, stockholder's deficit and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Tsann Kuen Japan Co., Ltd. (a wholly owned subsidiary) as of December 31, 2000, whose statements reflected total assets of approximately $17,900,000 as of December 31, 2000 and total net revenues of approximately $29,100,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tsann Kuen Japan Co., Ltd. for the year ended December 31, 2000, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EUPA International Corporation and Subsidiaries (formerly Access Network Corporation) as of December 31, 2001, and the results of its consolidated operations and cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS


Santa Monica, California
April 5, 2002

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      (FORMERLY ACCESS NETWORK CORPORATION)

                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2001

                                     ASSETS

                                CURRENT ASSETS -

  Cash and cash equivalents                                                               $      490,667
  Accounts receivable, related party, net of
       allowance for doubtful accounts of $61,600                                                165,520
  Accounts receivable, other                                                                     615,924
  Deferred income taxes                                                                            7,858
  Prepaid expenses                                                                                 9,055
                                                                                          --------------

     Total current assets                                                                                   $   1,289,024

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                                         1,072,267

OTHER ASSETS:

  Intangible assets, net                                                                         243,552
  Deposits                                                                                         8,370
                                                                                          --------------

          Total other assets                                                                                      251,922
                                                                                                            -------------

                                                                                                            $   2,613,213
                                                                                                            ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                                                   $       80,766
  Accounts payable and accrued expenses, related party                                            67,529
                                                                                          --------------

     Total current liabilities                                                                              $     148,295

STOCKHOLDERS' EQUITY:

   Common Stock, $.001 par value, 25,000,000 shares
    authorized, 20,000,000 shares issued and outstanding                                          20,000
   Additional paid in capital                                                                  1,884,103
   Retained earnings                                                                             560,815
                                                                                          --------------

     Total stockholders' equity                                                                                 2,464,918
                                                                                                            -------------

                                                                                                            $   2,613,213
                                                                                                            ==============

See accompanying independent auditors' report and notes to financial statements.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      (FORMERLY ACCESS NETWORK CORPORATION)

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                               Year ended                Year ended
                                                                            December 31, 2001         December 31, 2000
                                                                            -----------------         -----------------

REVENUE:

  Net sales                                                                  $            --            $   29,750,454
  Service income                                                                   1,052,684                 1,140,385
                                                                             ---------------            --------------

          Total revenue                                                            1,052,684                30,890,839
                                                                             ---------------            --------------

COST AND EXPENSES:

  Cost of sales                                                                           --                23,210,221
  Operating expenses                                                               1,037,431                 7,558,704
                                                                             ---------------            --------------

          Total cost and expenses                                                  1,037,431                30,768,925
                                                                             ---------------            --------------

INCOME FROM OPERATIONS                         15,253          121,914
                                         ------------     ------------

NON-OPERATING INCOME (EXPENSE):

  Promotion fee income                                                                    --                   406,243
  Rental income                                                                       73,857                    58,920
  Interest income                                                                     58,667                    13,581
  Other income                                                                            --                    24,174
  Interest expense                                                                    (4,266)                 (139,015)
  Exchange loss                                                                           --                   (21,223)
  Loss on sale of investment                                                              --                  (615,805)
                                                                             ----------------           --------------

          Non-operating income (expense), net                                        128,258                  (273,125)
                                                                             ---------------            --------------

INCOME (LOSS) BEFORE INCOME TAXES                                                    143,511                  (151,211)

INCOME TAX PROVISION (BENEFIT)                                                        88,927                  (203,780)
                                                                             ---------------            ---------------

NET INCOME                                                                   $        54,584            $       52,569
                                                                             ===============            ==============

NET INCOME PER SHARE:

  Basic                                                                      $         0.00             $         0.00
                                                                             ==============             ==============
  Diluted                                                                    $         0.00             $         0.00
                                                                             ==============             ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:

  Basic                                                                           13,333,334                 5,684,211
                                                                             ===============            ==============
  Diluted                                                                         13,461,111                 5,684,211
                                                                             ===============            ==============




See accompanying independent auditors' report and notes to financial statements.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      (FORMERLY ACCESS NETWORK CORPORATION)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                        Accumulated
                                               Common stock             Additional         other                          Total
                                               ------------              paid-in       comprehensive        Retained   stockholders'
                                          Shares       Amount            capital       income/ (loss)       earnings     deficit
                                          ------       ------            -------       -------------        --------     -------
Balance at January 1, 2000
(restated for forward
 stock split - see Note 6)             2,526,316     $     2,526      $   397,877      $   205,810         $ 453,662   $ 1,059,875

Issued shares for conversion
  of debt to equity (see Note 6)       9,473,684           9,474        1,490,526                                        1,500,000

Net income                                                                                                    52,569        52,569

Other comprehensive income:
  Translation adjustment                                                                   214,361                         214,361
  Unrealized loss on investment
    Securities available for sale,
    net of tax                                                                              (4,147)                         (4,147)
  Reclassification adjustment
    for realized losses on the
    disposition of subsidiary
    (see Note 10)                                                                         (416,024)                       (416,024)
                                      ----------     -----------      -----------      -----------         ---------   -----------
Balance at December 31, 2000          12,000,000          12,000        1,888,403               --           506,231     2,406,634

Issuance of shares for TKE USA         8,000,000           8,000           (8,000)

Issuance of stock options for
  services rendered                                                         3,700                                            3,700

Net income                                                                                                    54,584        54,584
                                      ----------     -----------      -----------      -----------         ---------   -----------
Balance at December 31, 2001          20,000,000     $    20,000      $ 1,884,103      $        --         $ 560,815   $ 2,464,918
                                      ==========     ===========      ===========      ===========         =========   ===========


See accompanying independent auditors' report and notes to financial statements.

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 Year ended              Year ended
                                                                              December 31, 2001       December 31, 2000
                                                                              -----------------       -----------------

CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:

  Net income                                                                          $ 54,584              $    52,569

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY (USED FOR) OPERATING
   ACTIVITIES:

      Depreciation and amortization                                                     45,669                  228,327
      Non cash consulting expense                                                        3,700                       --
      Loss on sale of investment in TKJ                                                     --                  615,805
      Loss on disposal of goodwill                                                          --                  542,355
      Provision for bad debts                                                               --                 (103,744)
      Deferred income taxes                                                              2,425                 (336,567)

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:

      Accounts receivable                                                              (26,191)               6,843,096
      Inventories                                                                           --                2,211,164
      Note receivable                                                                       --              (1,500,000)
      Other current assets                                                                  --                  177,953
      Prepaid expenses                                                                  (9,055)                  12,406
      Other assets                                                                          --                  241,982

    INCREASE (DECREASE) IN LIABILITIES -

      accounts payable and accrued expenses       (871,882)      (9,592,469)
                                                  --------       ----------

          Net cash used for operating activities                                      (800,750)                (607,123)
                                                                                    ----------              -----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING
   ACTIVITIES:

  Intangible assets                                                                   (141,990)                 (44,112)
  Proceeds from sale of TKE Japan                                                    1,500,000                       --
  Investment available for sale                                                             --                    9,408
  Acquisition of property and equipment                                                (16,329)                 (86,608)
                                                                              ----------------          ---------------

          Net cash provided (used for) investing
            activities                                                               1,341,681                 (121,312)
                                                                              ----------------          ---------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING
  ACTIVITIES:

  (Payments on)/proceeds from mortgage payable                                        (600,000)                  60,703
  Proceeds from note payable                                                                                    269,645
                                                                              ----------------          ---------------

          Net cash provided by (used for)
             financing activities                                                     (600,000)                 330,348
                                                                              ----------------          ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (59,069)                (398,087)
CASH AND CASH EQUIVALENTS, beginning of year                                           549,736                  947,823
                                                                              ----------------          ---------------

CASH AND CASH EQUIVALENTS, end of year                                        $        490,667          $       549,736
                                                                              ================          ===============


                                    Continued

See accompanying independent auditors' report and notes to financial statements.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                 Year ended              Year ended
                                                                              December 31, 2001       December 31, 2000
                                                                              -----------------       -----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Income taxes paid                                                           $        242,765          $        40,248
                                                                              ================          ===============
  Interest paid                                                               $          4,266          $        98,798
                                                                              ================          ===============



           SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING

 ACTIVITIES:

  Offset of notes payable of $1,425,659 and interest payable of
    $74,341 to TKE for issuance of common stock                               $          --         $    1,500,000
                                                                              =================     ===============

  Three notes acquired for sale of all the outstanding shares of TKJ
    to the Company's affiliates                                               $          --         $    1,500,000
                                                                              =================     ===============




See accompanying independent auditors' report and notes to financial statements.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION:

                  EUPA International Corporation ("EUPA"), formerly Access Network Corporation, was incorporated on September 8, 1998 under the laws of the State of Nevada. Tsann Kuen U.S.A. ("TKE USA") was incorporated under the laws of the State of Illinois in June 1990. On October 23, 2001, TKE USA became a wholly owned subsidiary of EUPA through a transaction accounted for as a reverse merger. In the transaction EUPA acquired all of the issued and outstanding capital stock of TKE USA from Tsann Kuen Enterprise Co., Ltd. ("TKE") pursuant to an Exchange Agreement dated as of October 10, 2001 by and among TKE, TKE USA and EUPA (the "Exchange Agreement"). Pursuant to the Exchange Agreement, TKE USA became a wholly owned subsidiary of EUPA and, in exchange for the TKE USA shares, EUPA issued 12,000,000 shares of its common stock to TKE, representing 60% of the issued and outstanding capital stock of EUPA. Prior to the merger, EUPA had nominal business activity. This activity is not material to the historical financial statements of TKE USA, and therefore pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. For accounting purposes, TKE USA has been treated as the acquirer and, accordingly, TKE USA is presented as the continuing entity, and the historical financial statements are those of TKE USA. EUPA and TKE USA are collectively referred to as the "Company".

                  EUPA is the United States market research, design, supply and sales arm of TKE. TKE is a worldwide leader for more than 20 years in the manufacture and design of home appliance and consumer electronic products for international brand names distributors.

         BASIS OF CONSOLIDATION:

                  The consolidated financial statements for 2001 include the accounts of EUPA and its wholly owned subsidiary TKE USA. For 2000, the consolidated financial statements include the accounts of EUPA, TKE USA, and Tsann Kuen Japan ("Tsann Kuen Japan"), a wholly owned subsidiary of TKE USA. Tsann Kuen was sold in December 2000 (see Note 10). Accordingly, all references herein to EUPA or the "Company" include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation.

         REVENUE RECOGNITION:

                  Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts and allowances. Service income is recognized as the related services are provided per terms of the service agreement.

See accompanying independent auditors' report.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

         CASH AND CASH EQUIVALENTS:

                  For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                  The Company provides an allowance for loss on receivables based on a review of the current status of existing receivables, historical collection experience, subsequent collections and management's evaluation of the effect of existing economic conditions.

         PROPERTY AND EQUIPMENT:

                  Property and equipment are carried at cost. Property additions and betterments are charged to the property accounts, while maintenance and repairs are expensed as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization is removed from the respective accounts, and the resulting gain or loss is credited or charged to income.

                  Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

  Building and improvements                              15 to 60 years
  Automobiles                                              4 to 6 years
  Machinery and equipment                                 5 to 12 years
  Furniture and fixtures                                        7 years

         INTANGIBLE ASSETS:

                  Patents and trademarks are amortized by the straight-line method over fifteen years.

See accompanying independent auditors' report.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

         EXCHANGE GAIN (LOSS):

                  During 2000, the transactions of TKE Japan denominated in foreign currency are recorded in Japanese yen at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

         TRANSLATION ADJUSTMENT:

                  As of December 31, 2000, the accounts of TKE Japan were maintained, and its financial statements were expressed, in Japanese yen. Such financial statements were translated into U.S. dollars in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the Japanese yen as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity accounts are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

                  As of December 31, 2000, the exchange rates between Japanese yen and U.S. dollars is Y1=US$0.0087 and the average exchange rate for the year ended December 31, 2000 is Y1=US$0.0093. Other comprehensive loss arising from translation adjustment for the year ended December 31, 2000 is $214,361. See Note 10 for information on the sale of Tsann Kuen Japan.

         INVESTMENT IN EQUITY SECURITIES:

                  In accordance with FASB No. 115, equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities. Securities that are bought and held principally for the purpose of selling in the near term (thus held for only a short period of time) are classified as trading securities and all other securities are classified as available-for-sale. Trading and available-for-sale securities are measured at fair value in the balance sheet. For trading securities any realized gains or losses and any unrealized holding gains and losses are reported in the statement of operations. For available-for-sale securities any realized gains and losses are reported in the statement of operations and any unrealized holding gains and losses are reported as a separate component of stockholders' equity until realized.

         USE OF ESTIMATES:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

See accompanying independent auditors' report.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

                  The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt and revolving credit facility also approximate fair value because interest rates and terms offered to the Company are at current market rates.

         STATEMENT OF CASH FLOWS:

                  In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

         CONCENTRATION OF CREDIT RISK:

                  Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded the FDIC insured levels at various times during the year and at year-end. The Company has a diversified customer base, most of which are related parties. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for un-collectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

         STOCK BASED COMPENSATION:

                  The Company accounts for employee stock options in accordance with APB No. 25 "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the date of grant.

See accompanying independent auditors' report.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

         STOCK BASED COMPENSATION, CONTINUED:

                  In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model where applicable, or alternatively a book value approach. During the year ended December 31, 2001, the Company recognized consulting expenses of $3,700 for the granting of stock options to non-employees.

         INCOME TAXES:

                  Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.

                  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         COMPREHENSIVE INCOME:

                  SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During 2000, the Company has other comprehensive income relating to foreign currency translations and unrecognized holding gains from marketable securities classified as available-for-sale, both of which were applied in the loss on disposal calculation for Tsann Kuen Japan (see Note 10).

See accompanying independent auditors' report.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

         EARNINGS PER SHARE:

                  The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents as if the potential common shares had been issued.

         DERIVATIVE INSTRUMENTS:

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company was required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. For the year ended December 31, 2000, the Company had other comprehensive income of approximately $83,000, net of tax, as a result of the fair value adjustment. This amount was used as a component in the determination on the recorded loss on disposal of Tsann Kuen Japan (see Note 10). The Company held no derivative instruments during 2001.

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
         OF:

                  The Company adopted the provision of FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In assessing the impairment of these identifiable intangible assets, identifiable goodwill will be allocated on a pro rata basis using fair values of the assets at the original acquisition date. In estimating expected future cash flows for determining whether an asset is impaired and if expected future cash flows are used in measuring assets that are impaired, assets will be grouped at the lowest level (entity level) for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In recording an impairment loss, any related goodwill would be reduced to zero before reducing the carrying amount of any identified impaired asset.

See accompanying independent auditors' report.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, CONTINUED:

                  For goodwill not identifiable with an impaired asset, the Company will establish benchmarks at the lowest level (entity level) as its method of assessing impairment. In measuring impairment, unidentifiable goodwill will be considered impaired if the fair value at the lowest level is less than its carrying amount. The fair value of unidentifiable goodwill will be determined by subtracting the fair value of the recognized net assets at the lowest level (excluding goodwill) from the value at the lowest level. The amount of the impairment loss should be equal to the difference between the carrying amount of goodwill and the fair value of goodwill. In the event that impairment is recognized, appropriate disclosures would be made.

         NEW ACCOUNTING PRONOUNCEMENTS:

                  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement was effective for any business combination initiated after June 30, 2001 and must have been applied to all business combinations accounted for by the purchase method for which the date of acquisition was July 1, 2001 or later. The adoption of this statement did not have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

                  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

                  In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

See accompanying independent auditors' report.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

         RECLASSIFICATION:

                  Certain amounts have been reclassified in prior years to be consistent with the classification as of December 31, 2001.

(2)      EXCHANGE AGREEMENT:

         On October 23, 2001, TKE USA became a wholly owned subsidiary of EUPA through a transaction account for as a reverse merger. EUPA acquired all of the issued and outstanding capital stock of TKE USA from Tsann Kuen Enterprise Co., Ltd. ("TKE") pursuant to an Exchange Agreement dated as of October 10, 2001 by and among TKE, TKE USA and EUPA (the "Exchange Agreement"). Pursuant to the Exchange Agreement, TKE USA became a wholly owned subsidiary of EUPA and, in exchange for the TKE USA shares, EUPA issued 12,000,000 shares of its common stock to TKE, representing 60% of the issued and outstanding capital stock of EUPA. Prior to the merger, EUPA had nominal business activity. This activity is not material to the historical financial statements of TKE USA, and therefore pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. For accounting purposes, TKE USA has been treated as the acquirer and, accordingly, TKE USA is presented as the continuing entity, and the historical financial statements are those of TKE USA. EUPA and TKE USA are collectively referred to as the "Company".

(3)      RECEIVABLES:

         The Company had one major customer in 2000, which represented 10% or more of the total sales of the Company. Sales to this customer for the year ended December 31, 2000 were $5,221,434. The Company had no major customers in 2001.

See accompanying independent auditors' report.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

(4)      PROPERTY AND EQUIPMENT:

         A summary is as follows:

                  Building and improvements                                        $      649,988
                  Land                                                                    400,000
                  Machinery and equipment                                                 200,881
                  Automobiles                                                             100,006
                  Furniture and fixtures                                                   64,759
                                                                                   --------------

                                                                                        1,415,634

                  Less accumulated depreciation                                           343,367
                                                                                   --------------

                                                                                   $    1,072,267
                                                                                   ==============

(5)      INTANGIBLE ASSETS:

         A summary is as follows:

                  Costs                                                            $      258,378
                  Less accumulated amortization                                            14,826
                                                                                   --------------

                                                                                   $      243,552
                                                                                   ==============

(6)      COMMON STOCK:

         On October 16, 2001, the Company effectuated a forward stock split of
         19.940179 shares for every one issued and outstanding share of common stock. This effect of the stock split is reflected for all periods presented. The Company granted 750,000 warrants with a exercise price of $0.001 as a broker commission in assisting to consummate the transaction. These warrants approximated a value of $80,000, which has been netted out in the equity section of the balance sheet.

         On August 31, 2000, the Company converted a note payable of $1,425,659 and accrued interest of $74,341 to Tsann Kuen Enterprise Co., Ltd, for 9,473,684 shares of common stock (post split). As a result, common stock and additional paid-in capital were increased on August 31, 2000 by $9,474 and $1,490,526, respectively.

See accompanying independent auditors' report.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

(7)      INCENTIVE AND NON STATUTORY STOCK OPTION PLAN

         The 2001 Plan

         In October 2001, the Company adopted a Stock Option Plan providing for the issuance of up to 1,000,000 incentive stock options and non-qualified stock options to the Company's key employees. Incentive stock options may be granted at prices not less than 100% of the fair market value at the date of the grant. Non-qualified stock options may be granted at prices not less than 75% of the fair market value at the date of the grant. The Company has not granted any options pursuant to this Plan during 2001.

         Non-Employee Options

         In December 2001, the Company issued an option to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $0.001, vesting over a period of five years. The options were issued in exchange for future ongoing marketing services to be rendered to the Company. The per unit weighted-average fair value of unit options granted was $0.11 at the date of grant using a book value approach. The book value approach best estimated the value of the services to be provided. During the year ended December 31, 2001, the Company recognized consulting expenses of $3,700 for the granting of stock options to non-employees.

(8)      INCOME TAXES:

         Income tax expense (benefit) consists of the following:

                                                                                          2001               2000
                                                                                          ----               ----

                  Current:
                    Federal                                                        $       63,047        $      241,570
                    State                                                                  15,072                43,933
                                                                                   --------------        --------------
                                                                                           78,119               285,503
                                                                                   --------------        --------------

                  Deferred:
                    Federal                                                                 7,566              (380,306)
                    State                                                                   3,242              (108,977)
                                                                                   --------------        --------------
                                                                                           10,808              (489,283)
                                                                                   --------------        --------------

                            Net income tax provision (benefit)                     $       88,927        $     (203,780)
                                                                                   ==============        ==============




See accompanying independent auditors' report.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

(8)      INCOME TAXES CONTINUED:

         Included in current income tax expense in 2000 is approximately $125,000 of foreign taxes from the Company's wholly owned foreign subsidiary Tsann Kuen Japan Co., Ltd.

         Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2001 are as follows:

                  Deferred tax assets - current:

                    Allowance for doubtful accounts                                $       24,535
                    Less deferred tax assets valuation allowance                            --
                                                                                   ---------------

                            Deferred tax asset - current                                   24,535

                  Deferred tax liabilities - current:

                    Excess of tax over book R&D expense                                   (16,677)
                                                                                   --------------

                  Net deferred tax assets - current                                $        7,858
                                                                                   ==============


(9)      RELATED PARTY TRANSACTIONS:

         Name of related party and relationship -

                     Name of related party                                    Relationship with the Company


         Tsann Kuen Enterprise Co., Ltd. (TKE)                                   Parent company
         Tsann Kuen (China) Enterprise Co., Ltd. (TKC)                           Affiliated company
         Tsann Kuen China (Shanghai) Enterprise Ltd. (TKS)                       Affiliated company
         Tsann Kuen Hong Kong Ltd. (TKH)                                         Affiliated company
         Tsann Kuen Japan Co., Ltd. (TKJ)                                        Affiliated company after December
                                                                                 31, 2000 and subsidiary prior to
                                                                                 December 31, 2000 (date of
                                                                                 disposition)




See accompanying independent auditors' report.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

(9)      RELATED PARTY TRANSACTIONS CONTINUED:

         Significant related party transactions -

         For the year ended December 31, 2001:

         Service income from:
           TKC                                                                   $      736,879
           TKS                                                                          315,805
                                                                                 --------------

                                                                                 $    1,052,684
                                                                                 ==============

         Accounts receivable from:
           TKE                                                                   $          502
           TKC                                                                          195,871
           TKS                                                                           30,747
           TKJ                                                                            2,166
                                                                                 --------------

                                                                                 $      229,286
                                                                                 ==============
         Accounts payable to:
           TKS                                                                   $      592,185
           TKE                                                                           73,087
                                                                                 --------------

                                                                                 $      665,272
                                                                                 ==============
         For the year ended December 31, 2000:

         Sales to TKC                                                            $    1,810,301
                                                                                 ==============

         Service income from:
           TKC                                                                   $      902,595
           TKS                                                                          235,461
                                                                                 --------------

                                                                                 $    1,138,056
                                                                                 ==============
         Promotion fee income from:
           TKC                                                                   $      406,243
                                                                                 ==============

         Purchases from:
           TKS                                                                   $    3,988,355
           TKC                                                                        9,389,065
           TKH                                                                          730,195
           TKE                                                                          756,115
                                                                                 --------------
                                                                                 $   14,863,730
                                                                                 ==============

See accompanying independent auditors' report.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

(9)      RELATED PARTY TRANSACTIONS CONTINUED:

         Significant related party transactions, Continued -

         For the year ended December 31, 2000, Continued:

         Interest expense to:
           TKE                                                                   $       43,475
                                                                                 ==============

         Accounts receivable from:
           TKE                                                                   $          502
           TKC                                                                           76,209
           TKS                                                                          120,774
           TKJ                                                                            2,914
                                                                                 --------------
                                                                                 $      200,399
                                                                                 ==============
         Notes receivable from:
           MA                                                                    $      285,000
           MC                                                                           765,000
           MH                                                                           450,000
                                                                                 --------------

                                                                                 $    1,500,000
                                                                                 ==============
         Accounts payable to:
           TKS                                                                   $      595,578
                                                                                 ==============

         Other payables to:
           TKE                                                                   $       36,042
           TKC                                                                           78,193
           TKS                                                                           59,486
           TKH                                                                            8,388
                                                                                 --------------

                                                                                 $      182,109
                                                                                 ==============

See accompanying independent auditors' report.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001

(10)     SALE OF SUBSIDIARY:

         Effective December 31, 2000, the Company's Board of Directors resolved to sell all the Company's shares of Tsaan Kuen Japan stock to its affiliates Mountain Alps Ltd., Motor Chain Ltd. and Modern Hawk Ltd. for the aggregate amount of $1,500,000 in exchange for three notes receivable maturing on June 30, 2001, bearing no interest. The shares of TKJ were originally purchased from TKE on July 1, 1998. The Company recognized a loss of $615,805 on sale of the investment as follows:

         Net Carrying value of investment at December 31, 2000
            Prior to disposition                                                   $    2,404,715

         Adjustments:
         Translation adjustment in 2000                                                   214,361
         Unrealized loss of TKJ's securities                                               (4,147)
         Less accumulated other comprehensive income                                     (499,124)
         Selling price of the investment                                               (1,500,000)
                                                                                   --------------

         Loss on sale of the investment                                            $      615,805
                                                                                   ==============


(11)     CONTINGENCIES:

         The Company is party to certain litigation that has arisen in the normal course of its business and that of its subsidiary. In the opinion of management, none of the litigation is likely to result in a material effect on the Company's financial position or results of operations.

See accompanying independent auditors' report.