Form 10QSB
period 2002-03-31
EUPA INTERNATIONAL CORP /NV/
filed 2002-05-24
CIK 1084382

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002
                        Commission file number 000-26539



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



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes |X| No |_|, and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|.



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of May 20, 2002, the issuer had outstanding 20,200,000 shares of its Common Stock, $0.001 par value.

                                   FORM 10-QSB


                         EUPA INTERNATIONAL CORPORATION


                                TABLE OF CONTENTS
                                -----------------
                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1.      Consolidated Financial
                  Statements................................................ F-1

     Item 2.      Management's Discussion And Analysis
                  of Financial Condition Or Plan Of
                  Operation.................................................  2


PART II.  OTHER INFORMATION

     Item 6       Exhibits and Reports on Form
                  8-K.......................................................  9

     Signatures   ..........................................................  10

                         EUPA INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                         CONDENSED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                         PART I - FINANCIAL INFORMATION


                         EUPA INTERNATIONAL CORPORATION


                                      INDEX
                                                                     Page
                                                                     ----
Condensed Consolidated Balance Sheet March 31, 2002                   F-3


Condensed Consolidated Statements of Operations                       F-4


Condensed Consolidated Statements of Cash Flows                       F-5

Notes to Condensed Consolidated Financial Statements                  F-7

                          PART I--FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The unaudited financial statements of EUPA International Corporation and its subsidiaries, Tsann Kuen U.S.A. Inc. and Union Channel Ltd. (collectively, the "Company" and sometimes as "we", "us" or "EUPA"), as at and for the period ending March 31, 2002 were prepared by Management and commence on the following page. In the opinion of management the financial statements fairly present the financial condition of the Company.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002



                                     ASSETS



                                CURRENT ASSETS -
Cash and cash equivalents                                                                 $      434,751
Accounts receivable, related parties, net of
       allowance for doubtful accounts of $61,600                                             13,060,190
Accounts receivable, other                                                                       617,174
Deferred income taxes                                                                              7,858
Prepaid income taxes                                                                              14,232
                                                                                          ---------------

       Total current assets                                                                                 $  14,134,205

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                                         1,060,777

OTHER ASSETS:
Intangible assets, net                                                                           296,369
Deposits                                                                                           8,370
                                                                                          --------------

          Total other assets                                                                                      304,739
                                                                                                            -------------

                                                                                                            $  15,499,721


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                     $      512,258
Accounts payable and accrued expenses, related party                                          12,516,044
                                                                                          --------------

     Total current liabilities                                                                              $  13,028,302

STOCKHOLDERS' EQUITY:
Common Stock, $.001 par value, 25,000,000 shares
    authorized, 20,200,000 shares issued and outstanding                                          20,200
Additional paid in capital                                                                     1,891,403
Retained earnings                                                                                559,816
                                                                                          --------------

     Total stockholders' equity                                                                                 2,471,419
                                                                                                            -------------

                                                                                                            $  15,499,721
                                                                                                            -------------

See accompanying independent auditors' report and notes to financial statements.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                           Three months ended        Three months ended
                                                                             MARCH 31, 2002            MARCH 31, 2001
                                                                             --------------            --------------

REVENUE:
  Net sales                                                                  $    13,053,175            $            -
  Service income                                                                      34,198                   285,082
                                                                             ---------------            --------------

          Total revenue                                                           13,087,373                   285,082
                                                                             ---------------            --------------

COST AND EXPENSES:
  Cost of sales                                                                   12,727,690                         -
  Operating expenses                                                                 362,096                   275,187
                                                                             ---------------            --------------

          Total cost and expenses                                                 13,089,786                   275,187
                                                                             ---------------            --------------

INCOME (LOSS) FROM OPERATIONS                                                         (2,413)                    9,895
                                                                             ----------------           --------------

NON-OPERATING INCOME (EXPENSE):
  Rental income                                                                       16,694                    21,415
  Interest income                                                                        546                     3,311
  Other income                                                                             -                     4,270
  Interest expense                                                                         -                    (8,844)
                                                                             ---------------            ---------------

          Non-operating income (expense), net                                         17,240                    20,152
                                                                             ---------------            --------------

INCOME BEFORE INCOME TAXES                                                            14,827                    30,047

INCOME TAX PROVISION                                                                  15,826                    12,019
                                                                             ---------------            --------------

NET INCOME (LOSS)                                                            $          (999)           $       18,028
                                                                             ================           ==============

NET INCOME (LOSS) PER SHARE:
  Basic and Diluted                                                          $         0.00             $         0.00
                                                                             ================           ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and Diluted                                                               20,100,000                12,000,000
                                                                             ===============            ==============

See accompanying independent auditors' report and notes to financial statements.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Three months ended      Three months ended
                                                                           March 31, 2002          March 31, 2001
                                                                           --------------          --------------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income                                                                       $(999)             $ 18,028

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES:
      Depreciation and amortization                                               16,990                14,700
      Non cash consulting expense                                                  5,500                     -

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                        164,270               (55,212)
      Accounts receivable, related party                                     (13,058,190)                    -
      Prepaid expenses and other current assets                                   (5,177)              173,162)

 INCREASE (DECREASE) IN LIABILITIES -
      Accounts payable and accrued expenses                                      363,963               (16,812)
      Accounts payable and accrued expenses, related party                    12,516,044                     -
                                                                              ----------            ----------

          Net cash provided (used) by operating activities                         2,401              (212,458)
                                                                              ----------            ----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Acquisition of intangible assets, fixed assets                                 (58,317)              (11,998)
                                                                              ----------            ----------

          Net cash used for investing activities                                 (58,317)              (11,998)
                                                                              ----------            ----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Payments on notes payable                                                            -                (2,628)
                                                                              ----------            ----------

          Net cash used for financing activities                                       -                (2,628)
                                                                              ----------            ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (55,916)             (227,084)
CASH AND CASH EQUIVALENTS, beginning of year                                     490,667               549,736
                                                                              ----------            ----------

CASH AND CASH EQUIVALENTS, end of year                                         $ 434,751             $ 322,652
                                                                              ==========            ==========

See accompanying independent auditors' report and notes to financial statements.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                         Three Months Ended      Three Months Ended
                                                                           March 31, 2002          March 31, 2001
                                                                           --------------          --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                                           $         35,500          $        49,450
                                                                              ================          ===============
  Interest paid                                                               $              -          $        24,699
                                                                              ================          ===============




See accompanying independent auditors' report and notes to financial statements.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002



NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL DEVELOPMENT OF BUSINESS.

NATURE OF OPERATIONS

EUPA International Corporation ("EUPA"), formerly Access Network Corporation, was incorporated on September 8, 1998 under the laws of the State of Nevada. Tsann Kuen U.S.A. ("TKE USA") was incorporated under the laws of the State of Illinois in June 1990. On October 23, 2001, TKE USA became a wholly owned subsidiary of EUPA through a transaction accounted for as a reverse merger. In the transaction, EUPA acquired all of the issued and outstanding capital stock of TKE USA from Tsann Kuen Enterprise Co., Ltd. ("TKE") pursuant to an Exchange Agreement dated as of October 10, 2001 by and among TKE, TKE USA and EUPA (the "Exchange Agreement"). TKE USA is the United States market research, design, supply and sales arm of TKE. Pursuant to the Exchange Agreement, TKE USA became a wholly owned subsidiary of EUPA and, in exchange for the TKE USA shares, EUPA issued 12,000,000 shares of its common stock to TKE, representing 60% of the issued and outstanding capital stock of EUPA at that time. Prior to the merger, EUPA had nominal business activity. This activity is not material to the historical financial statements of TKE USA, and therefore pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. For accounting purposes, TKE USA has been treated as the acquirer and, accordingly, TKE USA is presented as the continuing entity, and the historical financial statements are those of TKE USA.

EUPA commenced operations in Asia during the March 31, 2002 quarter through a new subsidiary, Union Channel Limited ("Union Channel"). Union Channel was incorporated in Hong Kong and commenced operations in January 2002. EUPA, TKE USA and Union Channel are collectively referred to as the "Company". Union Channel was established to become the outsourcing supplier for TKE Enterprises or its clients in Asia and Europe. Union Channel has a sale and purchasing arrangement with TKE and TKE China, both related parties. TKE China is an operating subsidiary of TKE. Sales to TKE China were approximately $13,000,000 for the quarter ended March 31, 2002. Included in accounts receivables from this customer at March 31, 2002 is approximately $13,000,000. Purchases for Union Channel by the Company were mainly from TKE. Included in cost of sales is approximately $12,700,000 resulting from purchases. Included in accounts payable as of March 31, 2002 is approximately $12,200,000 to TKE.

TKE products are sold in over 80 countries around the world. Its major products are small appliances including such as irons, coffee makers, grills, and food processors and medium sized appliances including oven toasters, grills, electric cookers, irons and fans.


See accompanying independent auditors' report and notes to financial statements.

BASIS OF CONSOLIDATION

The consolidated financial statements for 2002 include the accounts of EUPA and its wholly and owned subsidiaries TKE USA and Union Channel. Accordingly, all references herein to EUPA or the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION:

Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts, and allowances. Service income is recognized as the related services are provided per terms of the service agreement.

Approximately $13,000,000 of the revenues for the quarter ended March 31, 2002 was from TKE China, a related party. TKE China is an operating subsidiary of TKE.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less, which are not securing any corporate obligations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

The Company provides an allowance for loss on receivables based on a review of the current status of existing receivables, historical collection experience, subsequent collections and management's evaluation of the effect of existing economic conditions.

PROPERTY AND EQUIPMENT

Property and Equipment are carried at cost. Property additions and improvements are charged to the property accounts, while maintenance and repairs are expensed as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization is removed from the respective accounts, and the resulting gain or loss is credited or charged to income.

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

                  Buildings and Improvements        15 to 60 years
                  Automobiles                        4 to 6 years
                  Machinery and Equipment            5 to 12 years
                  Furniture and Fixtures             7 years


INTANGIBLE ASSETS:

Patents and trademarks are amortized by the straight-line method over fifteen years.

USE OF ESTIMATES


See accompanying independent auditors' report and notes to financial statements.

The preparation of financial statements in conformity accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt and revolving credit facility, also approximate fair value because current interest rates and terms offered to the Company are at current market rates.


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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable, and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded the FDIC insured levels at various times during the year. The Company has a diversified customer base, most of which are related parties. The Company controls credit risk related to accounts receivable through credit approvals, credit limits, and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

STOCK BASED COMPENSATION

The Company accounts for employee stock options in accordance with APB No. 25, "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the date of grant.

In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the


See accompanying independent auditors' report and notes to financial statements.

market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

INCOME TAXES

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by SFAS No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2002 the Company had no other comprehensive income relating to foreign currency translations with Union Channel Limited.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of this pronouncement did not have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The adoption of this pronouncement did not have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.



See accompanying independent auditors' report and notes to financial statements.

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this pronouncement did not have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.


CONCENTRATION, RELATED PARTY TRANSACTIONS:

The Company had one major customer during 2002. Sales to this customer, Tsann Kuen China, a related party, were approximately $13,000,000 for the quarter ended March 31, 2002. Included in accounts receivables from this customer at March 31, 2002 is approximately $13,000,000. The Company also had one major supplier, a related party, for its product sales for the quarter ended March 31, 2002. This supplier was TKE, the parent company of EUPA. Included in accounts payable as of March 31, 2002 is approximately $12,000,000 to TKE. Cost of sales for the quarter ended March 31, 2002 approximating $12,700,000 results from the purchases and associated costs from TKE.


NOTE 2 -- BASIS OF PRESENTATION

These financial statements have been prepared in accordance with accounting principles generally accepted in the United Sates of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2001, filed with the Company's Form 10-KSB.

Certain reclassifications for the prior year have been made to conform to current year presentation.



See accompanying independent auditors' report and notes to financial statements.

ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION OR PLAN OF OPERATION

         The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

         EUPA International Corporation (formerly Access Network Corporation) was incorporated on September 8, 1998 under the laws of the State of Nevada. TKE USA was incorporated under the laws of the State of Illinois in June 1990. On October 23, 2001, TKE USA became a wholly owned subsidiary of EUPA through a transaction accounted for as a reverse merger. In the transaction, EUPA acquired all of the issued and outstanding capital stock of TKE USA from Tsann Kuen Enterprise Co., Ltd. ("TKE") pursuant to an Exchange Agreement dated as of October 10, 2001 by and among TKE, TKE USA and EUPA (the "Exchange Agreement"). Pursuant to the Exchange Agreement, TKE USA became a wholly owned subsidiary of EUPA and, in exchange for the TKE USA shares, EUPA issued 12,000,000 shares of its common stock to TKE, representing 60% of the issued and outstanding capital stock of EUPA at that time. Prior to the merger, EUPA had nominal business activity. This activity is not material to the historical financial statements of TKE USA, and therefore pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. For accounting purposes, TKE USA has been treated as the acquirer and, accordingly, TKE USA is presented as the continuing entity, and the historical financial statements are those of TKE USA through the date of the Exchange Agreement. From the date of the Exchange Agreement forward, the activity of EUPA includes its parent level expenses and the operations of its two wholly owned subsidiaries, TKE USA and Union Channel Limited.

         TKE USA is the United States market research, design, supply and sales arm of TKE. It currently markets TKE products in the United States for TKE through an internal sales force. All of the products are sold to numerous brand name companies, including Sunbeam, Toshiba, Philips, Sharp, Salton, Rival and Toastmaster. TKE USA does not recognize sales revenue from the sale of TKE products in the United States. Rather, it interfaces with TKE customers in the United States and process orders. TKE USA is then paid a service fee, or commission, on each sale. TKE's commission income generally equals its costs. EUPA does not and will not realize significant net income from TKE USA's operations in the United States.

         EUPA commenced operations in Asia during the March 31, 2002 quarter through its new subsidiary, Union Channel. Union Channel was incorporated in Hong Kong and commenced operations in January 2002. Union Channel was formed to be the outsourcing supplier of TKE enterprises or its clients in Asia and Europe. At the present time, however, Union Channel does not have independent operations. All of its purchases are made from TKE and all of its sales are made to TKE China, an operating subsidiary of TKE. Management believes that it take until the second half of 2002 before Union Channel is able to function as an independent entity.

         TKE products are sold in over 80 countries around the world. Its major products are small appliances including such as irons, coffee makers, grills, and food processors and medium sized appliances including microwave ovens, electromagnetic ovens, electric cookers and vacuum cleaners.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2001 and notes thereto.


THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001

         REVENUE: Operating revenues increased significantly in the March 31, 2002 quarter. EUPA commenced operations in Asia during the March 31, 2002 quarter through a new subsidiary, Union Channel. Union Channel does not currently operate as an independent business enterprise. It has a sale and purchasing arrangement with its parent company, TKE, and TKE China, an operating subsidiary of TKE. These arrangements result in several related party transactions on the books of the Company. Sales to TKE China were approximately $13,000,000 for the quarter ended March 31, 2002, representing substantially all of the Company's sales for this period. Included in accounts receivables from this customer at March 31, 2002 is approximately $13,000,000, substantially all of which were from TKE China. Included in cost of sales is approximately $12,700,000 resulting from purchases from TKE. Included in accounts payable as of March 31, 2002 is approximately $12,200,000 to TKE.

         During the March 31, 2001 quarter, the Company's $285,082 of revenues were derived from service fees, or commissions, from TKE China and TKE Shanghai, with respect to sales made to customers in the United States. In January 2002, these arrangements were terminated and a similar arrangement was put in place with Union Channel. All amounts between the Company and Union Channel in the March 31, 2002 quarter are eliminated in consolidation.

         GROSS PROFIT. These sale and purchase arrangements with TKE and TKE China and Union Channel are designed for Union Channel to recognize a gross profit margin approximating 3%. There were no such arrangements in place for the quarter ended March 31, 2001.

         OPERATING EXPENSES. Operating expenses, consisting of selling, general and administrative expenses increased to $362,096 for the three months ended March 31, 2002 as compared to $275,187 for the three months ended March 31, 2001. The increase is largely attributable to the operating expenses of Union Channel, which commenced operations in the first quarter of 2002.

EUPA's and TKE USA's operating expenses consist generally of sales and marketing related expenses for efforts in the United States. The service income arrangement with Union Channel, effective January 2002, provides EUPA (inclusive of TKE USA) with service fee income equivalent to 1.1% of operating expenses, inclusive on all non cash expense items.

         NET INCOME (LOSS). For the three months ended March 31, 2002, the Company realized a net loss of ($999), compared to a net income of $18,208 for the three months ended March 31, 2001. The current year includes a tax provision approximating $15,000 for foreign income taxes for the Company's Union Channel operations. Because the purchase and sale arrangements with TKE and TKE China are fixed at approximately 3%, it is unlikely that the Company will be profitable unless it is able to expand its sales and revenue stream without a corresponding increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. During the three months ended March 31, 2002, net cash provided by operating activities was $2,401. This represents a significant increase from the prior year amount used by operating activities of $212,458, the majority of which was for the prepayment of income taxes. Cash used in investing activities was $58,317, which consisted of the costs associated with the obtaining of patent rights. The Company is not obligated to pay on its accounts payable, related party debt on the books of Union Channel until corresponding amounts of accounts receivable, related party have been collected.

         CAPITAL EXPENDITURES. There were no capital expenditures for the three months ended March 31, 2002, and $11,998 for the three months ended March 31, 2001.

          WORKING CAPITAL REQUIREMENTS. Cash needs of the Company are currently met by the Company's operations. The Company believes that its current financial resources with TKE will be sufficient to finance its operations for Union Channel and obligations (current and long-term liabilities) for the long and short term. The Company believes that its service fee agreement with Union Channel will provide adequate working capital for the expenses at the parent level and TKE USA operations in California. However, the Company's consolidated actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities in the Unites States, Asia and Europe, competition, and the availability of existing credit facilities for TKE, none of which can be predicted with certainty.

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

WE ARE DEPENDENT ON TKE FOR OUR PRODUCT SUPPLY, SALES AND CAPITAL REQUIREMENTS.

            TKE is the major manufacturer of the products we supply and will manufacture a significant number of products that we expect to sell in our 3C stores. As a result, any change in the cost of manufacturing these products will have a material adverse impact on our profit margins.

            At the present time, we do not have any independent business operations. We purchase products manufactured by TKE and sell those products to TKE China, a subsidiary of TKE. Our contracts limit us to gross margins of approximately 3%. This amount does not currently permit the Company to operate profitably and, moreover, we are completely dependent on TKE for our business operations.

            In addition to our operational dependence on TKE, we do not currently have an independent source of capital or lines of credit. All of our operations will initially be funded by TKE. Accordingly, any change in TKE's financial condition or liquidity could have an impact on our ability to operate our business.

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

                           PART II--OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits Filed with this Report:

         10.1     Appointment Contract dated    April, 2002 by and between Tsann
 Kuen U.S.A. Inc. and Union Channel Ltd.

         21       Subsidiaries of the Registrant.

         (b)      Reports on Form 8-K:

         The Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the period ended March 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    May 24, 2002

                                  EUPA INTERNATIONAL CORPORATION



                                   By:       /s/ Jacky Chang
                                      ------------------------------------------
                                      Name:  Jacky Chang
                                      Title: Chief Operations Officer