Form 10QSB
period 2002-06-30
EUPA INTERNATIONAL CORP /NV/
filed 2002-08-20
CIK 1084382

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002
                        Commission file number 000-26539

                         EUPA International Corporation
        (Exact name of small business issuer as specified in its charter)

                      Nevada                                  88-0409450
 (State or other jurisdiction of incorporation or           (IRS Employer
                   organization)                          Identification Number)

   89 N. San Gabriel Boulevard, Pasadena, California              91107
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

         As of August 16, 2002, the issuer had outstanding 20,200,000 shares of its Common Stock, $0.001 par value.

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The unaudited financial statements of EUPA International Corporation and its subsidiaries, Tsann Kuen U.S.A. Inc. and Union Channel Ltd. (collectively, the "Company" and sometimes as "we", "us" or "EUPA"), as at and for the period ending June 30, 2002 were prepared by management and commence on the following page. In the opinion of management the financial statements fairly present the financial condition of the Company.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2002

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

                                TABLE OF CONTENTS






Independent Accountant's Report                                        F-3

Consolidated Statements of Financial Position                          F-4

Consolidated Statements of Operations                                  F-5

Consolidated Statements of Cash Flow                                   F-6

Consolidated Statements of Changes in Stockholders' Equity             F-7

Notes to Consolidated Financial Statements                             F-8

                         INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors


EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
     (Formerly Access Network Corporation)
Pasadena, California



We have reviewed the accompanying consolidated statements of financial position of EUPA International Corporation and its subsidiaries (Company) as of June 30, 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six month period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of inquiries of persons responsible for financial and accounting matters and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

The June 30, 2001 financial statements of the Company were reviewed by other accountants, whose report dated July 13, 2001, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

The December 31, 2001 financial statements of the Company were audited by other accountants, whose report dated April 5, 2002 stated an unqualified opinion and that the financial statements were presented in accordance with accounting standards generally accepted in the United States of America.


July 30, 2002
Los Angeles, California

/s/ Lichter, Weil & Associates
------------------------------

                           EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                (FORMERLY ACCESS NETWORK CORPORATION)

                            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                     ASSETS

                                                  June 30, 2002
                                                   (Unaudited)         December 31, 2001
                                                 -----------------     -----------------
Current Assets
        Cash and cash equivalents                  $ 1,372,202          $   490,667
        Accounts receivable, net                    12,333,441              781,444
        Prepaid expenses                                48,604                9,055
        Other receivables                                1,796                    0

                Total Current Assets                13,756,043            1,281,166

Fixed Assets
        Property, furniture and equipment (net)      1,028,961            1,072,267

               Total Fixed Assets                    1,028,961            1,072,267

Other Assets
        Deferred income taxes                            7,858                7,858
        Intangible assets, net                         351,251              243,552
        Deposits                                         8,370                8,370

                Total Other Assets                     367,479              259,780

        Total Assets                               $15,152,484          $ 2,613,213
                                                 =================     =================

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts payable and accrued expenses                $12,671,064    $   148,295
        Income taxes payable                                      83,262              0

        Total Current Liabilities                             12,754,326        148,295

Deposits payable                                                   4,100              0

        Total Liabilities                                     12,758,426        148,295

Stockholders' Equity

        Common stock, $.001 par value, 25,000,000
             Shares authorized, 20,200,000 and 20,000,000
             Issued and outstanding, respectively                 20,200         20,000
        Additional paid in capital                             1,891,403      1,884,103
        Retained deficit                                         482,455        560,815

        Total Stockholders' Equity                             2,394,058      2,464,918

        Total Liabilities and Stockholders' Equity           $15,152,484    $ 2,613,213
                                                             ===========    ===========

                                 (FORMERLY ACCESS NETWORK CORPORATION)
                            EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited)


                                                             Three Months                   Six Months
                                                                Ended                          Ended
                                                     June 30,         June 30,       June 30,            June 30,
                                                     2002              2001            2002               2001
                                                  ------------     ------------     ------------         --------
Sales, net                                        $ 19,338,858     $    227,787     $ 32,392,033         $512,869

Cost of sales                                       18,839,900                0       31,567,590                0

        Gross profit                                   498,958          227,787          824,443          512,869

General and administrative expenses                    482,596          182,906          844,692          458,092

        Income (loss) from operations                   16,362           44,881          (20,249)          54,777

Other (Income) Expense
        Interest income                                 (5,314)         (68,505)          (5,860)         (71,816)
        Rental income                                  (19,540)          (8,045)         (36,234)         (29,460)
        Bad debt expense                                   660                0              660                0
        Miscellaneous                                   34,075           (2,137)            (123)          (6,407)
        Interest expense                                16,406           20,211           16,406           29,055

        Total Other (Income) Expense                    26,287          (58,476)         (25,151)         (78,628)

        Income (loss)  before income taxes              (9,925)         103,357            4,902          133,405

Provision for income taxes                              67,436          115,097           83,262          115,097

        Net income (loss)                             ($77,361)        ($11,740)        ($78,360)        $ 18,308
                                                     ==========       ==========       ==========       ==========


        Net loss per share (basic and diluted)
                                                      ($ 0.004)        ($ 0.001)        ($ 0.004)        $  0.002
        Basic
                                                      ($ 0.004)        ($ 0.001)        ($ 0.004)        $  0.002
        Diluted

        Weighted average number of shares

        Basic                                       20,100,000       12,000,000       20,100,000       12,000,000

        Diluted                                     21,850,000       12,000,000       21,850,000       12,000,000

                           EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                (FORMERLY ACCESS NETWORK CORPORATION)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                        Six Months Ended
                                                                    June 30,             June 30,
                                                                     2002                  2001
                                                                -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net Income (loss)                                          ($78,360)           $18,308

Adjustments to reconcile net loss to net cash
  used in operating activities:
        Amortization                                                  5,500              5,544
        Depreciation                                                 22,980             17,993
        Stock issued for services                                     5,500                  0
        Provision for bad debts                                           0            168,800
        Deferred income taxes                                             0              2,014
        Decrease (Increase) in receivables                      (11,551,997)           (43,049)
        Decrease (Increase) in other receivables                     (1,796)           (20,672)
        Decrease (Increase) in note receivable                            0                  0
        Decrease (Increase) in prepaid expenses                     (39,549)                 0
        (Decrease) Increase in accounts payable
             and accrued expenses                                12,526,868            (77,327)
        (Decrease) Increase in income taxes payable                  83,262            (62,329)

        Total Adjustments                                         1,050,768             (9,026)

        Net cash provided by operations                             972,408              9,282

CASH FLOWS FROM INVESTING ACTIVITIES
        Increase in intangible assets                               (92,873)           (67,772)
        Purchase of fixed assets                                          0            (16,330)

        Net cash used in investing activities                       (92,873)           (84,102)

CASH FLOWS FROM FINANCING ACTIVITIES
        Payments on mortgage payable                                      0             (8,759)

        Payment on note receivable                                                   1,500,000
        Sale of stock                                                 2,000                  0

        Net cash provided by financing activities                     2,000          1,491,241

        Net change in cash and cash equivalents                     881,535          1,416,421

        Cash and cash equivalents at beginning of year              490,667            549,736

        Cash and cash equivalents at end of year                 $1,372,202         $1,966,157

        Supplemental cash flows disclosures:
             Income tax payments                                 $   35,000         $  175,412

             Interest payments                                   $   16,406         $   29,055

             Non cash investing and financing activities:

                  Stock issued for services                      $    5,500         $        0

                           EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                (FORMERLY ACCESS NETWORK CORPORATION)

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             (Unaudited)

                                                         June 30, 2002     June 30, 2001
                                                         -------------     -------------
Retained (deficits)
        Balance at beginning of period                   $   560,815       $   506,231
        Net income (loss)                                    (78,360)           18,308

        Balance at end of period                             482,455           524,539

Common stock, par value $.001 (thousands of shares)
        Balance at beginning of period                        20,000            12,000
        Issuance of common stock                                 200                 0

        Balance at end of period                              20,200            12,000

Additional paid in capital
        Balance at beginning of period                     1,884,103         1,888,403
        Issuance of common stock                               1,800                 0
        Issuance of stock options for service                  5,500                 0

        Balance at end of period                           1,891,403         1,888,403

Total stockholders' equity at end of period              $ 2,394,058       $ 2,424,942
                                                         =============     =============

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - NATURE OF OPERATIONS

EUPA International Corporation (EUPA), formerly Access Network Corporation, was incorporated on September 8, 1998 under the laws of the State of Nevada. Tsann Kuen U.S.A. Inc. (TKE USA) was incorporated under the laws of the state of Illinois in June 1990. Union Channel Limited (Union) was incorporated in Hong Kong on September 28, 2001 and commenced operations during the quarter ended March 31, 2002. TKE USA and Union are owned 100% by EUPA, collectively the three corporations are referred to as the "Company".

On October 23, 2001, TKE USA became a wholly owned subsidiary of EUPA through a transaction accounted for as a reverse merger. In the transaction, EUPA acquired all of the issued and outstanding capital stock of TKE USA from Tsann Kuen Enterprise Company, Ltd. (TKE) pursuant to an Exchange Agreement dated October 10, 2001 by and among TKE, TKE USA and EUPA. TKE USA is the United States market research, design, supply and sales arm of TKE. Pursuant to the Exchange Agreement, TKE USA became a wholly owned subsidiary of EUPA and, in exchange for the TKE USA shares, EUPA issued 12,000,000 shares of its common stock to TKE, representing sixty percent (60%) of the issued and outstanding capital stock of EUPA at that time. Prior to the transaction, EUPA had nominal business activity. This activity is not material to the historical financial statements of TKE USA, and therefore pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. For accounting purposes, TKE USA has been treated as the acquirer and, accordingly, TKE USA is presented as the continuing entity, and the historical financial statements are those of TKE USA.

Union was established to become the leading outsourcing supplier for TKE in Asia and Europe. Union has sale and purchasing arrangements with TKE, TKC China and TKC Shanghai. All of these entities are related parties. TKC China and TKC Shanghai are operating subsidiaries of TKE. Sales to TKC China were approximately $23,696,500 for the six months ended June 30, 2002. Included in accounts receivable from this customer at June 30, 2002 is approximately $9,985,300. Purchases for Union were mainly from TKE and TKC Shanghai. Included in cost of sales for the six months ended June 30, 2002 is approximately $24,691,200 of purchases from these companies. Included in accounts payable as of June 30, 2002 is approximately $10,731,900 to related parties. The activities of Union Channel have been discontinued beginning in the third quarter of 2002.

TKE products are sold in over 80 countries around the world. Its major products are: small appliances including irons, coffee makers, grills, and food processors; medium size appliances which include microwave ovens, electromagnetic ovens, electric cookers and vacuum cleaners. TKE also has a "high tech" division that focuses on casing and main boards and is in the process of developing intelligent appliances.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by EUPA International Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2001.

Basis of Consolidation - The consolidated financial statements for 2002 include the accounts of EUPA and its wholly owned subsidiaries, TKE USA and Union Channel. The consolidated financial statements for the period June 30, 2001 include the accounts of EUPA and its wholly owned subsidiary, TKE USA. All references herein to the Company include the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Revenue Recognition - Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts and allowances.

Service income is recognized as the related services are provided per terms of the service agreement.

Cash and Cash Equivalents - Cash equivalents are stated at cost. Cash equivalents are highly liquid investments readily convertible into cash with an original maturity of three months or less and consist of time deposits with commercial banks.

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections and management's evaluation of existing economic conditions.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002




Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets - Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization is removed from the respective accounts and the resulting gain or loss is credited or charged to income.

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

         Buildings and improvements                  15 to 60 years
         Automobiles                                 4 to 6 years
         Machinery and equipment                     5 to 12 years
         Furniture and Fixtures                      7 years

Intangible Assets - Costs associated with patents and trademarks are capitalized and amortized using the straight-line method over fifteen years.

Contingencies - Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of June 30, 2002 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002




Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Concentration of Credit Risk - Financial instruments, which subject the Company to credit risk, consist primarily of cash equivalents and trade accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded the FDIC insured levels at various times during the year. Concentration of credit risk with respect to trade accounts receivable is primarily from related parties located in Asia. The Company actively evaluates the creditworthiness of the customers with which it conducts business through credit approvals, credit limits and monitoring procedures.

Stock Based Compensation - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

Impairment of Long-Lived Assets - On January 1, 2002 the Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002




Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share - Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented but are not calculated as part of the earnings per share.

Income Taxes - Income taxes have been provided based upon the tax laws and rates n the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 "Accounting for Income Taxes".

Translation Adjustments - As of June 30, 2002 the accounts of Union Channel were maintained, and its financial statements were expressed, in Hong Kong dollars. Such financial statements were translated into U.S. dollars in accordance with SFAS 52 "Foreign Currency Translation", with the Hong Kong dollar as the functional currency. According to the statement all assets and liabilities were translated at the current exchange rate, stockholder's equity accounts are translated at the historical rates and income statement items are translated at the average exchange rates for the period.

As of June 30, 2002 the exchange rate between Hong Kong dollars and U.S. dollars is HK$1 equals U.S.$0.12821. This exchange rate also approximates the average for the six months ended June 30, 2002, as such, for the six months ended June 30, 2002 there is no material translation adjustment recorded on the books.

New Accounting Pronouncements - In July 2001, the FASB issued SFAS 141 "Business Combinations". SFAS 141 requires that all business combinations initiated or completed after June 30, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. The Company adopted SFAS 141 as of July 1, 2001. The adoption of the new statement had no effect on the consolidated results of operations or financial position of the Company.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to Goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to and has adopted SFAS 142 effective January 1, 2002. The adoption of this pronouncement did not have a material effect to the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS supersedes SFAS 121 and the accounting and reporting provisions of APB 30. SFAS 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and the Company has adopted the statement as of January 1, 2002. Management does not expect the adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.


NOTE 3 - CONCENTRATION - RELATED PARTY TRANSACTIONS

         The Company had one major customer during the six months ended June 30, 2002. Sales to this customer, TKC China, a related party, were approximately $23,696,500. Included in accounts receivable is $9,985,300 from this customer as of June 30, 2002.

The Company also had two major suppliers, Tsann Kuen Enterprises (TKE), the parent company of EUPA, and TKC Shanghai, a subsidiary of TKE. Purchases from these companies totaled $24,691,200 during the six months ended June 30, 2002 and the Company had in accounts payable $10,731,900 to these entities as of June 30, 2002.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 4 - COMMON STOCK

On October 16, 2001 the Company effected a forward stock split of 19.940179 shares for every one issued and outstanding share of common stock. The effect of the stock split is reflected for all periods presented.

The Company granted 750,000 warrants with an exercise price of $0.001 as a broker commission in assisting to consummate the transaction. These warrants approximated a value of $80,000, which has been netted out in the equity section.

In December 2001, the Company issued an option to purchase 1,000,000 shares of the Company's stock at an exercise price of $0.001, vesting over a period of five years. The options were issued in exchange for future ongoing g marketing service to be rendered to the Company. The per unit weighted-average fair value of unit options granted was $0.11 at the date of grant suing a book value approach. The book value approach best estimated the value of the services to be provided. During the six months ended June 30, 2002 the Company recognized consulting expenses of $11,000 for the granting of stock options to non-employees.

NOTE 5 - SUBSEQUENT EVENT

         Subsequent to June 30, 2002 Union Channel's sales to TKC China were eliminated. After two quarters of operation, management determined that Union Channel cannot efficiently operate in Asia and Europe because it does not currently have the requisite human resources and customer support, and to put this is place would not be cost-efficient. As a result there will be a corresponding substantial decrease in the Company's sales and expenses beginning in the third quarter.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

         EUPA commenced operations in Asia during the March 31, 2002 quarter through its new subsidiary, Union Channel. Union Channel was incorporated in Hong Kong and commenced operations in January 2002. Union Channel was formed to be the leading supplier of TKE products in Asia and Europe. However, Union Channel does not have independent operations. All of its purchases are made from TKE and all of its sales are made to TKC China, an operating subsidiary of TKE.

         Unfortunately, after two quarters of operation, management believes that Union Channel cannot efficiently operate in Asia and Europe business because it does not currently have the requisite human resources and customers support, and to put this is place would not be cost-efficient. As a result, management has determined to terminate Union Channel operation beginning in the third quarter so that EUPA can focus on searching more profitable business through U.S. or international market. The will materially reduce EUPA's revenues for the balance of the year, although management does not believe that it will have a material impact on net operating results.

         To partially offset the effect of the discontinuation of the Union Channel operations, management has determined to accelerate its plan to derive revenues from EUPA's research and development activities. EUPA's TK USA subsidiary devotes significant time and resources to the design and development of small appliance. Some of TKE products are the result of TK USA's design efforts. Beginning in the third quarter TK USA will charge a design fee and ongoing royalties for products designed by it. The fees will be based upon the type of product and the difficulty of design. EUPA's net income will not dramatically increase as additional expense will be incurred during stage of research and development.

         TKE products are sold in over 80 countries around the world. Its major products are small appliances including such as irons, coffee makers, grills, and food processors and medium sized appliances including microwave ovens, electromagnetic ovens, electric cookers and vacuum cleaners. The High Tech division focuses on casing and main board. It is also developing intelligent appliances including network coffee maker, all in one computer and others.


THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

         Revenue. Operating revenues increased significantly in the three months ended June 30, 2002 to $19,338,858 from $227,787 in the comparable period in 2001. The change was exclusively the result of the operations of Union Channel which began during the first quarter. However, Union Channel does not currently operate as an independent business enterprise and has a sale and purchasing arrangement with its parent company, TKE, and TKC China, an operating subsidiary of TKE. These arrangements result in several related party transactions on the books of the Company. Sales to TKC China were approximately $10,696,500 for the quarter ended June 30, 2002, representing substantially all of the Company's sales for this period. Included in accounts receivables from this customer at June 30, 2002 is approximately $9,985,300, substantially all of which were from TKE. Included in cost of sales is approximately

$11,991,200 resulting from purchases from TKE. Included in accounts payable as of June 30, 2002 is approximately $10,731,900 to TKE.

         During the June 30, 2001 quarter, the Company's $227,787 of revenues were derived from service fees, or commissions, from TKC China, with respect to sales made to customers in the United States. In January 2002, these arrangements were terminated and a similar arrangement was put in place with Union Channel. These arrangements will be reinstated beginning in the third quarter of 2002. All amounts between the Company and Union Channel in the June 30, 2002 quarter have been eliminated in consolidation.

         Gross Profit. These sale and purchase arrangements with TKE and TKC China and Union Channel are designed for Union Channel to recognize a gross profit margin approximating 3%. There were no such arrangements in place for the quarter ended June 30, 2001.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses increased to $482,596 for the three months ended June 30, 2002 as compared to $182,906 for the three months ended June 30, 2001. The increase is largely attributable to the operating expenses of Union Channel, which commenced operations in the first quarter of 2002. EUPA's and TKE USA's operating expenses consist generally of sales and marketing related expenses for efforts in the United States. The service income arrangement with Union Channel, effective January 2002, provides EUPA (inclusive of TKE USA) with service fee income equivalent to 1.1% of operating expenses, inclusive on all non cash expense items. Beginning in the third quarter, largest operating expense will be from TK USA's research and development, sales and marketing related expenses.

         Net Income (Loss). For the three months ended June 30, 2002, the Company realized a net loss of $77,361, compared to a net loss of $11,740 for the three months ended June 30, 2001. The current year includes a tax provision approximating $67,400 for foreign income taxes for the Company's Union Channel operations. Because the purchase and sale arrangements with TKE and TKC China are fixed at approximately 3%, it is unlikely that the Company will be profitable unless it is able to expand its sales and revenue stream without a corresponding increase in operating expenses.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

         Revenue. Operating revenues increased significantly in the six months ended June 30, 2002 to $32,392,033 from $512,869 in the comparable period in 2001. The change was exclusively the result of the operations of Union Channel which began during the first quarter. However, Union Channel does not currently operate as an independent business enterprise. It has a sale and purchasing arrangement with its parent company, TKE, and TKC China, an operating subsidiary of TKE. These arrangements result in several related party transactions on the books of the Company. Sales to TKC China were approximately $23,696,500 for the six months ended June 30, 2002, representing substantially all of the Company's sales for this period. Included in accounts receivables from this customer at June 30, 2002 is approximately $9,985,300, substantially all of which were from TKE. Included in cost of sales is approximately

$24,691,200 resulting from purchases from TKE. Included in accounts payable as of June 30, 2002 is approximately $10,731,900 to TKE.

         During the six months ended June 30, 2001, the Company's $512,869 of revenues were derived from service fees, or commissions, from TKC China, with respect to sales made to customers in the United States. In January 2002, these arrangements were terminated and a similar arrangement was put in place with Union Channel. All amounts between the Company and Union Channel for the six months ended June 30, 2002 have been eliminated in consolidation.

         Gross Profit. These sale and purchase arrangements with TKE and TKC China and Union Channel are designed for Union Channel to recognize a gross profit margin approximating 3%. . These arrangements will be reinstated beginning in the third quarter of 2002. There were no such arrangements in place for the six months ended June 30, 2001.

         Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses increased to $844,692 for the six months ended June 30, 2002 as compared to $458,092 for the six months ended June 30, 2001. The increase is largely attributable to the operating expenses of Union Channel, which commenced operations in the first quarter of 2002. EUPA's and TKE USA's operating expenses consist generally of sales and marketing related expenses for efforts in the United States. The service income arrangement with Union Channel, effective January 2002, provides EUPA (inclusive of TKE USA) with service fee income equivalent to 1.1% of operating expenses, inclusive on all non cash expense items. Beginning in the third quarter, largest operating expense will be from TK USA's research and development, sales and marketing related expenses.

         Net Income (Loss). For the six months ended June 30, 2002, the Company realized a net loss of $(78,360), compared to a net income of $18,308 for the six months ended June 30, 2001. The current year includes a tax provision approximating $83,262 for foreign income taxes for the Company's Union Channel operations. Because the purchase and sale arrangements with TKE and TKC China are fixed at approximately 3%, it is unlikely that the Company will be profitable unless it is able to expand its sales and revenue stream without a corresponding increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         General. During the six months ended June 30, 2002, net cash provided by operating activities was $972,408. This represents a significant increase from the prior year amount provided by operating activities of $9,282. Cash used in investing activities was $92,873, which consisted of the costs associated with the obtaining of patent rights. The Company is not obligated to pay on its accounts payable, related party debt on the books of Union Channel until corresponding amounts of accounts receivable, related party have been collected.

         Capital expenditures. There were no capital expenditures for the six months ended June 30, 2002.

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

ONCE WE BEGIN OPENING 3C STORES, WE WILL BECOME SUBJECT TO THE SAME RISKS AS RETAILERS.

         Once we launch our 3C stores, we will become subject to additional business risks including competition from other retailers, price pressure and reduced sales in recessionary periods. Although TKE has had significant experience in operating retail stores in Taiwan, we will not have any retailing experience in China and Japan. In addition, local culture background, regulations and retail license acquirement, those impacts may affect our retail stores start schedule. There can be no assurance that we will be able to successfully launch our retail stores in these markets. In the event that we are not successful, a key element of our growth strategy will not be achieved and we might focus on small home appliances outlook development and products research and design to instead of retail section.

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

                          PART II -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         In connection with the preparation of this Report, as required by
Section 906 of the Sarbanes-Oxley Act of 2002, each of Tsan Kuen Wu, the Company's Chief Executive Officer, and Jacky Chang, the Company's Chief Financial Officer have certified that this Quarterly report on Form 10-QSB fully complies with the reporting requirements of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operation of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits Filed with this Report:

         27       Subsidiaries of the Registrant.

                  Tsann Kuen U.S.A. Inc., an Illinois corporation.

                  Union  Channel Ltd., a Hong Kong corporation

         (b)      Reports on Form 8-K:

         On August 1, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting on Item 1 that effective as of July 25, 2002, the Company had dismissed Stonefield Josephson, Inc. as its independent accountant and had engaged Lichter, Weil & Associates ("LWA") as its new independent accountant.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 15, 2002

                                            EUPA INTERNATIONAL CORPORATION



                                            By:      /s/Jacky Chang
                                                 -------------------------------
                                                 Name:  Jacky Chang
                                                 Title: Chief Operations Officer