Form 10QSB
period 2002-09-30
EUPA INTERNATIONAL CORP /NV/
filed 2002-11-14
CIK 1084382

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002
                        Commission file number 000-26539



                         EUPA International Corporation
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                    Nevada                                              88-0409450
-------------------------------------------------    ------------------------------------------------
(State or other jurisdiction of incorporation or           (IRS Employer Identification Number)
                 organization)

89 N. San Gabriel Boulevard, Pasadena, California                         91107
-------------------------------------------------    ------------------------------------------------
    (Address of principal executive offices)                            (Zip Code)

                                  626-793-2688
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


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

      As of November 11, 2002, the issuer had outstanding 20,200,000 shares of its Common Stock, $0.001 par value.

                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

      The unaudited financial statements of EUPA International Corporation and its subsidiaries, Tsann Kuen U.S.A. Inc. and Union Channel Ltd. (collectively, the "Company" and sometimes as "we", "us" or "EUPA"), as at and for the period ending September 30, 2002 were prepared by management and commence on the following page. In the opinion of management the financial statements fairly present the financial condition of the Company.

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     (FORMERLY ACCESS NETWORK CORPORATION)

                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2002

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     (FORMERLY ACCESS NETWORK CORPORATION)
                       CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


                               TABLE OF CONTENTS

Independent Accountant's Report............................................  F-3

Consolidated Statements of Financial Position..............................  F-4

Consolidated Statements of Operations......................................  F-5

Consolidated Statements of Cash Flow.......................................  F-6

Consolidated Statements of Changes in Stockholders' Equity.................  F-7

Notes to Consolidated Financial Statements.................................  F-8

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors


EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
     (Formerly Access Network Corporation)
Pasadena, California



We have reviewed the accompanying consolidated statements of financial position of EUPA International Corporation and its subsidiaries (Company) as of September 30, 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine month period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

The September 30, 2001 financial statements of the Company were reviewed by other accountants, whose report dated November 29, 2001, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

The December 31, 2001 financial statements of the Company were audited by other accountants, whose report dated April 5, 2002 stated an unqualified opinion and that the financial statements were presented in accordance with accounting standards generally accepted in the United States of America.



October 23, 2002
Los Angeles, California

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     (FORMERLY ACCESS NETWORK CORPORATION)
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                            ASSETS
                                                                                     September 30, 2002
                                                                                         (Unaudited)          December 31, 2001
                                                                                     ------------------       -----------------
Current Assets
      Cash and cash equivalents                                                      $       2,072,032        $         490,667
      Accounts receivable, net                                                              10,890,048                  781,444
      Prepaid expenses                                                                               0                    9,055
      Other receivables                                                                            370                        0
                                                                                     ------------------------------------------
              Total Current Assets                                                          12,962,450                1,281,166
                                                                                     ------------------------------------------
Fixed Assets
      Property, furniture and equipment (net)                                                1,021,603                1,072,267
                                                                                     ------------------------------------------
             Total Fixed Assets                                                              1,021,603                1,072,267
                                                                                     ------------------------------------------
Other Assets
      Deferred income taxes                                                                          0                    7,858
      Intangible assets, net                                                                   367,913                  243,552
      Deposits                                                                                   8,370                    8,370
                                                                                     ------------------------------------------
              Total Other Assets                                                               376,283                  259,780
                                                                                     ------------------------------------------
      Total Assets                                                                   $      14,360,336        $       2,613,213
                                                                                     ==========================================


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                          $      11,784,302        $         148,295
      Income taxes payable                                                                      29,227                        0
                Total Current Liabilities                                                   11,813,529                  148,295
Deposits payable                                                                                 4,100                        0
      Total Liabilities                                                                     11,817,629                  148,295
Stockholders' Equity
      Common stock, $.001 par value, 25,000,000 shares authorized, 20,200,000 and 20,000,000 issued and outstanding, respectively
                                                                                                20,200                   20,000
      Additional paid in capital                                                             1,896,903                1,884,103
      Retained earnings                                                                        625,604                  560,815
                                                                                     ------------------------------------------
      Total Stockholders' Equity                                                             2,542,707                2,464,918
                                                                                     ------------------------------------------
      Total Liabilities and Stockholders' Equity                                     $      14,360,336        $       2,613,213
                                                                                     ==========================================

                 See Accompanying Notes and Accountants' Report

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     (FORMERLY ACCESS NETWORK CORPORATION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three Months Ended              Nine Months Ended
                                                ------------------------------    ------------------------------
                                                September 30,    September 30,    September 30,    September 30,
                                                    2002             2001             2002             2001
                                                -------------    -------------    -------------    -------------
Sales, net                                      $     674,690    $     202,857    $  33,066,850    $     716,331
Cost of sales                                               0                0       31,567,097              492
                                                ----------------------------------------------------------------
       Gross profit                                   674,690          202,857        1,499,753          715,839
Selling expenses                                            0                0           20,519                0
General and administrative expenses                   334,714          229,265        1,024,945          696,254
                                                ----------------------------------------------------------------
Income (loss) from operations                         339,976          (26,408)         454,289           19,585
                                                ----------------------------------------------------------------
Other (Income) Expense
       Interest income                                 (2,683)               0           (8,543)         (57,330)
       Rental income                                  (15,273)         (27,930)         (51,507)         (57,390)
       Bad debt expense                               173,950                0          325,400                0
       Interest expense                                     0           14,267                0           28,836
       Miscellaneous                                        0          (17,223)              64          (23,630)
                                                ----------------------------------------------------------------
       Total Other (Income) Expense                   155,994          (30,886)         265,414         (109,514)
                                                ----------------------------------------------------------------
       Income (loss)  before income taxes             183,982            4,478          188,875          129,099
Provision for income taxes                             40,826                0          124,086          115,097
                                                ----------------------------------------------------------------
       Net income (loss)                        $     143,156    $       4,478    $      64,789    $      14,002
                                                ================================================================
       Net loss per share (basic and diluted)
               Basic                            $       0.007    $      0.0004    $       0.003    $       0.001
               Diluted                          $       0.007    $      0.0004    $       0.003    $       0.001
       Weighted average number of shares
               Basic                               20,200,000       12,000,000       20,100,000       12,000,000
               Diluted                             21,950,000       12,000,000       21,850,000       12,000,000


                 See Accompanying Notes and Accountants' Report

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     (FORMERLY ACCESS NETWORK CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                       -------------------------------------------
                                                                       September 30, 2002       September 30, 2001
                                                                       -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income (loss)                                                     $     64,789             $     14,002
Adjustments to reconcile net loss to net cash used in
operating activities:
       Amortization                                                                12,858                   32,000
       Depreciation                                                                22,980                   28,594
       Stock issued for services                                                   11,000                        0
       Provision for bad debts                                                    155,438                        0
       Decrease (Increase) in receivables                                     (10,264,042)                 (50,281)
       Decrease (Increase) in other receivables                                      (369)                       0
       Decrease (Increase) in prepaid expenses                                      9,055                  (58,367)
       Decrease (Increase) in inventory                                                 0                      492
       Decrease (Increase) in deferred income taxes                                 7,858                        0
       Decrease (Increase) in notes receivable                                          0                1,500,000
       (Decrease) Increase in accounts payable and accrued expenses            11,636,007                 (843,988)
       (Decrease) Increase in deposits payable                                      4,100                        0
       (Decrease) Increase in income taxes payable                                 29,227                  (83,252)
                                                                       -------------------------------------------
       Total Adjustments                                                        1,624,112                  525,198
                                                                       -------------------------------------------
       Net cash provided by (used in) operations                                1,688,901                  539,200
                                                                       -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of fixed assets                                                         0                  (16,329)
       Increase in intangible assets                                             (109,535)                 (86,564)
                                                                       -------------------------------------------
       Net cash used in investing activities                                     (109,535)                (102,893)
                                                                       -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Payment on mortgage                                                              0                 (600,000)
       Sale of stock                                                                2,000                        0
                                                                       -------------------------------------------
       Net cash provided by financing activities                                    2,000                 (600,000)
                                                                       -------------------------------------------
       Net change in cash and cash equivalents                                  1,581,366                 (163,693)
                                                                       -------------------------------------------
       Cash and cash equivalents at beginning of year                             490,667                  562,480
                                                                       -------------------------------------------
       Cash and cash equivalents at end of year                              $  2,072,033             $    398,787
                                                                       ===========================================
       Supplemental cash flows disclosures:
             Income tax payments                                             $     79,197             $    115,098
                                                                       -------------------------------------------
             Non cash investing and financing activities:
                  Stock issued for services                                  $     11,000             $          0
                                                                       -------------------------------------------

                 See Accompanying Notes and Accountants' Report

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     (FORMERLY ACCESS NETWORK CORPORATION)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                          September 30, 2002     September 30, 2001
                                                          -----------------------------------------
Retained earnings
       Balance at beginning of period                             $  560,815             $  506,231
       Net income (loss)                                              64,789                 14,002
                                                          -----------------------------------------
       Balance at end of period                                      625,604                520,233
                                                          -----------------------------------------
Common stock, par value $.001 (thousands of shares)
       Balance at beginning of period                                 20,000                 12,000
       Issuance of common stock                                          200                      0
                                                          -----------------------------------------
       Balance at end of period                                       20,200                 12,000
                                                          -----------------------------------------
Additional paid in capital
       Balance at beginning of period                              1,884,103              1,888,403
       Issuance of common stock                                        1,800                      0
       Issuance of stock options for service                          11,000                      0
                                                          -----------------------------------------
       Balance at end of period                                    1,896,903              1,888,403
                                                          -----------------------------------------
Total stockholders' equity at end of period                       $2,542,707             $2,420,636
                                                          =========================================

                 See Accompanying Notes and Accountants' Report

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 1 - NATURE OF OPERATIONS

EUPA International Corporation (EUPA), formerly Access Network Corporation, was incorporated on September 8, 1998 under the laws of the state of Nevada. Tsann Kuen U.S.A. (TK USA) was incorporated under the laws of the state of Illinois in June 1990. Union Channel Limited (Union) was incorporated in Hong Kong on September 28, 2001 and commenced operations during the quarter ended March 31, 2002. TK USA and Union are owned 100% by EUPA, collectively the three corporations are referred to as the "Company".

On October 23, 2001, TK USA became a wholly owned subsidiary of EUPA through a transaction accounted for as a reverse merger. In the transaction, EUPA acquired all of the issued and outstanding capital stock of TK USA from Tsann Kuen Enterprise Company, Ltd. (TKE) pursuant to an Exchange Agreement dated October 10, 2001 by TKE, TK USA and EUPA. TK USA is the United States market research, design, supply and sales arm of TKE. Pursuant to the Exchange Agreement, TK USA became a wholly owned subsidiary of EUPA and, in exchange for the TK USA shares, EUPA issued 12,000,000 shares of its common stock to TKE, representing sixty percent (60%) of the issued and outstanding capital stock of EUPA at that time. Prior to the transaction, EUPA had nominal business activity. This activity is not material to the historical financial statements of TK USA, and therefore pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. For accounting purposes, TK USA has been treated as the acquirer and, accordingly, TK USA is presented as the continuing entity, and the historical financial statements are those of TK USA.

Union Channel was established to become the leading outsourcing supplier for TKE in Asia and Europe. Union Channel had sale and purchasing arrangements with TKE, TKC China and TKC Shanghai, all are related parties. TKC China and TKC Shanghai are operating subsidiaries of TKE. Sales to TKC China were approximately $23,696,500 for the nine months ended September 30, 2002. Included in accounts receivable from this customer at September 30, 2002 is approximately $9,985,300. Purchases for Union Channel were mainly from TKE and TKC Shanghai. Included in cost of sales for the nine months ended September 30, 2002 is approximately $29,876,700 of purchases from these companies. Included in accounts payable as of September 30, 2002 is approximately $11,229,400 to related parties. The activities of Union Channel have been discontinued beginning in the third quarter of 2002.

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

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by EUPA International Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2001.

Basis of Consolidation - The consolidated financial statements for September 30, 2002 include the accounts of EUPA and its wholly owned subsidiaries, TK USA and Union Channel. The consolidated financial statements for the period September 30, 2001 includes the accounts of EUPA and its wholly owned subsidiary, TK USA. All references herein to the Company included the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of September 30, 2002 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

Concentration of Credit Risk - Financial instruments, which subject the Company to credit risk, consist primarily of cash equivalents and trade accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, however, cash balances have exceeded the FDIC insured levels at various times during the year. Concentration of credit risk with respect to trade accounts receivable is primarily from related parties located in Asia. The Company actively evaluates the creditworthiness of the customers with which it conducts business through credit approvals, credit limits and monitoring procedures.

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

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

Income Taxes - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 "Accounting for Income Taxes".

Translation Adjustments - As of September 30, 2002 the accounts of Union Channel were maintained, and its financial statements were expressed, in Hong Kong dollars. Such financial statements were translated into U.S. dollars in accordance with SFAS 52 "Foreign Currency Translation", with the Hong Kong dollar as the functional currency. According to the statement all assets and liabilities were translated at the current exchange rate, stockholder's equity accounts are translated at the historical rates and income statement items are translated at the average exchange rates for the period.

As of September 30, 2002 the exchange rate between Hong Kong dollars and U.S. dollars is HK$1 equals U.S.$0.12821. This exchange rate also approximates the average for the nine months ended September 30, 2002, as such, for the nine months ended September 30, 2002 there is no material translation adjustment recorded on the books.

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

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

NOTE 3 - CONCENTRATION - RELATED PARTY TRANSACTIONS

The Company had one major customer during the nine months ended September 30, 2002. Sales to this customer, TKC China, a related party, were approximately $23,696,500. Included in accounts receivable is $9,985,300 from this customer as of September 30, 2002.

The Company also had two major suppliers, Tsann Kuen Enterprises (TKE), the parent company of EUPA, and TKC Shanghai, a subsidiary of TKE. Purchases from these companies totaled $24,691,200 during the nine months ended September 30, 2002 and the Company had in accounts payable $2,101,900 to these entities as of September 30, 2002.

The Company received 100% of its gross revenue during the three months ended September 30, 2002 from Tsann Kuen Enterprises (TKE). The revenue recorded was from fees charged for product research and development performed by the Company. As of September 30, 2002 the entire fee was included in the accounts receivable balance.

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

In December 2001, the Company issued an option to purchase 1,000,000 shares of the Company's stock at an exercise price of $0.001, vesting over a period of five years. The options were issued in exchange for future ongoing marketing service to be rendered to the Company. The per unit weighted-average fair value of unit options granted was $0.11 at the date of grant using a book value approach. The book value approach best estimated the value of the services to be provided. During the nine months ended September 30, 2002 the Company recognized consulting expenses of $11,000 for the granting of stock options to non-employees.

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

EUPA International Corporation (formerly Access Network Corporation) was incorporated on September 8, 1998 under the laws of the State of Nevada. TK USA was incorporated under the laws of the State of Illinois in June 1990. On October 23, 2001, TK USA became a wholly owned subsidiary of EUPA through a transaction accounted for as a reverse merger. In the transaction, EUPA acquired all of the issued and outstanding capital stock of TK USA from Tsann Kuen Enterprise Co., Ltd. ("TKE") pursuant to an Exchange Agreement dated as of October 10, 2001 by and among TKE, TK USA and EUPA (the "Exchange Agreement"). Pursuant to the Exchange Agreement, TK USA became a wholly owned subsidiary of EUPA and, in exchange for the TK USA shares, EUPA issued 12,000,000 shares of its common stock to TKE, representing 60% of the issued and outstanding capital stock of EUPA at that time. Prior to the merger, EUPA had nominal business activity. This activity is not material to the historical financial statements of TK USA, and therefore pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. For accounting purposes, TK USA has been treated as the acquirer and, accordingly, TK USA is presented as the continuing entity, and the historical financial statements are those of TK USA through the date of the Exchange Agreement. From the date of the Exchange Agreement forward, the activity of EUPA includes its parent level expenses and the operations of its two wholly owned subsidiaries, TK USA and Union Channel Limited.

TK USA is the United States market research, design, supply and sales arm of TKE. It currently markets TKE products in the United States for TKE through an internal sales force. All of the products are sold to numerous brand name companies, including Sunbeam, Toshiba, Philips, Sharp, Salton, Rival and Toastmaster. TK USA does not recognize sales revenue from the sale of TKE products in the United States. Rather, it interfaces with TKE customers in the United States and processes orders. TK USA is then paid a service fee, or commission, on each sale. TKE's commission income generally equals its costs. EUPA does not and will not realize significant net income from TK USA's operations in the United States.

EUPA commenced operations in Asia during the March 31, 2002 quarter through its new subsidiary, Union Channel. Union Channel was incorporated in Hong Kong in January 2002.

Union Channel was formed to be the leading supplier of TKE products in Asia and Europe. However, Union Channel was not intended to have independent operations. All of its purchases were made from TKE and all of its sales were made to TKC China, an operating subsidiary of TKE.

Unfortunately, after two quarters of operation, management believes that Union Channel could not efficiently operate in Asia and Europe because it did not have the requisite human resources and customer support, and to put this infrastructure in place would not be cost-efficient. As a result, management terminated Union Channel's operation in the third quarter of 2002 so that EUPA could focus on searching for more profitable business opportunities in the United States or internationally. This will materially reduce EUPA's revenues for the balance of the year, although management does not believe that it will have a material impact on net operating results.

To partially offset the effect of the discontinuation of the Union Channel operations, management has determined to accelerate its plan to derive revenues from EUPA's research and development activities. EUPA's TK USA subsidiary devotes significant time and resources to the design and development of small appliances. Some of TKE's products are the result of TK USA's design efforts. Beginning in the third quarter, TK USA charges a design fee and will receive ongoing royalties for products designed by it. The fees will be based upon the type of product and the difficulty of design. In the fourth quarter of 2002, EUPA's net income will not dramatically increase as additional expense will be incurred as research and development activity accelerates.

TKE products are sold in over 80 countries around the world. Its major products are small appliances including irons, coffee makers, grills, and food processors and medium sized appliances including microwave ovens, electromagnetic ovens, electric cookers and vacuum cleaners. TKE's High Tech division focuses on casing and main boards. It is also developing intelligent appliances including network coffee maker, all in one computer and others.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

      Revenue: During the three months ended September 30, 2002, operating revenues increased to $674,690 from $202,857 in the comparable period in 2001. The change was exclusively the result of design fees earned by EUPA's TK USA subsidiary. TK USA has been engaged in the design and development of small home appliances for TKE for a long time, but it had not previously charged for these services. Design services are currently rendered exclusively to TKE pursuant to a design service agreement between TK USA and TKE which expires on December 31, 2002. The fees are based upon the complexity of the design with payment made quarterly.

      During the quarter ended September 30, 2001 quarter, the Company's $202,857 of revenues were derived from service fees, or commissions, from TK China, with respect to sales made to customers in the United States. Beginning in January 2002, this commission fee arrangement was terminated and a similar arrangement was put in place with Union Channel. The arrangement with Union Channel ceased at the end of the second quarter of 2002 as a result of the cessation of the Union Channel operations. The arrangement between TK China, TKE and TK USA resumed in the third quarter of 2002 although no revenues were recognized in the third quarter.

      Gross Profit: The design services agreement with TKE and TK USA was designed for TK USA to recognize a gross profit margin of approximately 2% to 3%. During the quarter ended September 30, 2002 all revenue was derived from fees charged for products designed for TKE. There were no purchase and sale transactions during the current quarter.

      Operating Expenses: Operating expenses, consisting of general and administrative expenses increased to $334,714 for the three months ended September 30, 2002 as compared to $229,265 for the three months ended September 30, 2001. The increase is largely attributable to legal and accounting fees related to compliance with public company obligations, and banking and interest fees from EUPA and TK USA. In addition, EUPA and TK USA operating expenses consist generally of research and development, and professional service fees related to compliance with public company obligations.

      Net Income (Loss): For the three months ended September 30, 2002, the Company realized a net profit of $143,156, compared to profit of $4,478 for the three months ended September 30, 2001. The current year includes a tax provision approximating $40,826 for foreign income taxes for the Company's Union Channel operations. During the quarter ended September 30 2002, the Company dramatically increased its revenue as a result of its design services operation.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

      Revenue: Operating revenues increased significantly in the nine months ended September 30, 2002 to $33,066,850 from $716,331 in the comparable period in 2001. The change was exclusively the result of the operations of Union Channel which began during the first quarter and the result of the product design fee operations of TK USA, which began during the third quarter. Union Channel did not, however, operate as an independent business enterprise. It has a sale and purchasing arrangement with its parent company, TKE, and TKC China, an operating subsidiary of TKE. These arrangements resulted in several related party transactions on the books of the Company. Sales to TKC China were approximately $23,696,500 for the nine months ended September 30, 2002, representing substantially all of the Company sales for this period. Included in accounts receivables from TKC China at September 30, 2002 is approximately $9,985,300. Included in cost of sales is approximately $24,691,200 resulting from purchases from TKE. Included in accounts payable as of September 30, 2002 is approximately $2,101,900 to TKE.

      During the nine months ended September 30, 2001, the Company's $716,331 of revenues was derived from service fees, or commissions, which were received during the nine months ended September 30, 2001. Beginning in January 2002, this commission fee arrangement was terminated and a similar arrangement was put in place with Union Channel. The arrangement with Union Channel ceased at the end of the second quarter of 2002 as a result of the cessation of the Union Channel operations. The arrangement between TK China, TKE and TK USA resumed in the third quarter of 2002 although no revenues were recognized in the third quarter.

      Gross Profit: During the first two quarters of the current financial year, sale and purchase arrangements with TKE, TKC China and Union Channel were designed for Union Channel to recognize a gross profit margin of approximately 2% to 3%. There were no such arrangements in place for the nine months ended September 30, 2001. Beginning in the third quarter of 2002, the arrangements with Union Channel were terminated and the design services agreement commenced. The design services agreement was designed for TK USA to recognize a gross profit margin of approximately 2% to 3%. As result of these arrangements with TKE, for the nine months ended September 30, 2002 gross profit increased 109% compared with the comparable period ended September 30, 2001.

      Operating Expenses: Operating expenses, general and administrative expenses, increased to $1,045,464 for the nine months ended September 30, 2002 as compared to $696,254 for the nine months ended September 30, 2001. The increase is largely attributable to the operating expenses of Union Channel, which commenced operations in the first quarter of 2002, and an increase in legal and accounting expenses. EUPA and TK USA operating expenses consist generally of research and development, sales and marketing related expenses for efforts in the United States. The service income arrangement with Union Channel, effective January 2002, provided EUPA (inclusive of TK USA) with service fee income equivalent to 1.1% of operating expenses, inclusive on all non cash expense items.

      Net Income: For the nine months ended September 30, 2002, the Company realized a net profit of $64,789, compared to net income $14,002 for the nine months ended September 30, 2001. The current year includes a tax provision approximating $124,086 for foreign income taxes for the Company Union Channel operations.

LIQUIDITY AND CAPITAL RESOURCES

      General. During the nine months ended September 30, 2002, net cash provided by operating activities was $1,688,901. This represents a significant increase from the prior year when net cash provided by operating activities was $539,200. Cash used in investing activities was $109,535, which consisted of the costs associated with the obtaining of patent rights. The Company's cash flow requirements are eased by the fact that it is not obligated to pay its accounts payable to TKE until the corresponding accounts receivable have been collected from TKC China.

      Capital expenditures. There were no capital expenditures for the nine months ended September 30, 2002.

      Working Capital Requirements. Cash needs of the Company are currently met by the Company operations. The Company believes that its current financial resources with TKE will be sufficient to finance its operations for TK USA and obligations (current and long-term liabilities) for the long and short term. The Company believes that its products design fees and ongoing royalties with TK USA will provide adequate working capital for the expenses at the parent level and TK USA operations in California. However, the Company consolidated actual working capital needs for the long and short terms will depend upon numerous factors, including the Company operating results, the cost of increasing the Company sales and marketing activities in the Unites States, Asia and Europe, competition, and the availability of existing credit facilities for TKE, none of which can be predicted with certainty.

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

WE ARE DEPENDENT ON TKE FOR OUR PRODUCT SUPPLY, SALES AND CAPITAL REQUIREMENTS.

      TKE is the major manufacturer of the products we supply and the major customer for our design services. Further, it will manufacture a significant number of products that we expect to sell in our 3C stores. As a result, any change in the cost of manufacturing these products will have a material adverse impact on our profit margins.

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

IF WE DO NOT DEVELOP AND INTRODUCE NEW TKE PRODUCTS, OUR ABILITY TO GROW OUR BUSINESS WILL BE LIMITED.

      We believe that our future success will depend in part upon our ability to continue to develop innovative designs in the products manufactured by TKE and to develop and market new products for which we will derive revenue and ongoing royalty income. We may not be successful in introducing or supplying any new products or product innovations or developing and introducing in a timely manner innovations to TKE's existing products which satisfy customer needs or achieve market acceptance. The failure to develop products and introduce them successfully and in a timely manner would harm our ability to grow our business.

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

ONCE WE BEGIN OPENING 3C STORES, WE WILL BECOME SUBJECT TO THE SAME RISKS AS RETAILERS.

      Once we launch our 3C stores, we will become subject to additional business risks including competition from other retailers, price pressure and reduced sales in recessionary periods. Although TKE has had significant experience in operating retail stores in Taiwan, we will not have any retailing experience in China and Japan. In addition, local culture background, regulations and retail license acquirement, those impacts may affect our retail stores start schedule. There can be no assurance that we will be able to successfully launch our retail stores in these markets. In the event that we are not successful, a key element of our growth strategy will not be achieved and we might focus on small home appliances outlook development and products research and design to instead of retail section. The financial impact will be normal.

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

ITEM 3. CONTROLS AND PROCEDURES.

      Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                          PART II -- OTHER INFORMATION


ITEM 5. OTHER INFORMATION

      The Company previously announced plans to open and operate in China and Japan "3C", a chain of retail appliance and electronics stores which TKE successfully operates in 83 locations in Taiwan. During the third quarter of 2002, the Company organized a specialized team to conduct a market survey in Mainland China. As result, the Company determined that there are high entry barriers in Mainland China which include restrictions on the acquisition of retail licenses, local government regulations and culture differentiation. In order to avoid unexpected failure in a highly competitive market, the Company is in the process of analyzing the market information and data collected. As a result, the Company cannot predict at this time when it will be able to open its first 3C store in Mainland China.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.


      99.1 Certification of Tsan-Kun Wu pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of Jacky S. Chang pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K.

      On August 1, 2002, the Company filed a report on Form 8-K under Item 1 reporting that effective as of July 25, 2002, it dismissed Stonefield Josephson, Inc. as its independent accountant and engaged Lichter, Weil & Associates as its independent accountant.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002

                                                  EUPA INTERNATIONAL CORPORATION


                                                  By: /s/   Jacky S. Chang
                                                      --------------------------
                                                      Name:  Jacky S. Chang
                                                      Title: C.F.O.

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, TSAN-KUN WU, President and Chief Executive Officer (principal executive officer) of EUPA International Corporation (the "Registrant"), certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of EUPA International Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

/s/ Tsan-Kun Wu
---------------
Tsan-Kun Wu
Date: November 14, 2002

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, JACKY S. CHANG, Chief Financial Officer (principal financial officer) of EUPA International Corporation (the "Registrant"), certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of EUPA International Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

/s/ Jacky S. Chang
------------------
Jacky S. Chang
Date: November 14, 2002