Form 10-K
period 2002-12-31
EUPA INTERNATIONAL CORP /NV/
filed 2003-03-31
CIK 1084382

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2002.

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
         ________________.

                        Commission File Number: 001-26539

                         EUPA INTERNATIONAL CORPORATION
                         ------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            Nevada                                               88-0409450
            ------                                             -------------
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                             89 N. San Gabriel Blvd.
                               Pasadena, CA 91107
                          ----------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        Registrant's telephone number, including area code: 626-793-2688

         Securities Registered Pursuant to Section 12(b) of the Act: None

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $33,350,323.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 26, 2003, was $159,801.

         The number of shares of common stock outstanding as of March 26, 2003 was 21,000,024.

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

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS

         EUPA International Corporation ("EUPA"), formerly Access Network Corporation, was incorporated on September 8, 1998 under the laws of the state of Nevada. EUPA has two subsidiaries, Tsann Kuen U.S.A. ("TK USA"), an Illinois corporation formed in June 1990, and Union Channel Limited ("Union Channel"), a Hong Kong company formed on September 28, 2001 and which commenced operations during the quarter ended March 31, 2002. EUPA, TK USA and Union Channel are sometimes collectively referred to in this report as the "Company".

         Until October, 2001, Access Network engaged in the business of marketing and selling gift packaging to small businesses and individuals acting as independent sales agents for direct marketing entities. During 2001, Access Network's management determined that this business would not be viable in the long run and sought out alternatives to maximize shareholder value.

         On October 12, 2001, Access Network changed its name to EUPA International Corporation and, on October 23, 2001, EUPA acquired all of the issued and outstanding capital stock of TK USA from Tsann Kuen Enterprise Company, Ltd. ("TKE") pursuant to an Exchange Agreement, dated as of October 10, 2001, by and among EUPA, TKE, TK USA and certain of EUPA's shareholders (the "Exchange Agreement"). TK USA had been a wholly-owned subsidiary of TKE. Pursuant to the Exchange Agreement, TK USA became EUPA's wholly-owned subsidiary and, in exchange for the TK USA shares, EUPA issued 12,000,000 shares of its common stock to TKE, representing 60% of the EUPA's outstanding capital stock at that time.

         TK USA is the United States market research, design, supply and sales arm of TKE. TKE designs, manufactures and sells a range of small and medium size electric products and appliances for the home, including coffee makers, electric grills, irons, toaster ovens, motor-driven products and vacuum cleaners. All of the products are sold to numerous brand name companies. TKE products are sold in over 80 countries throughout the world. Common household items such as the George Forman line of grills (marketed by Salton Inc.) were designed by the Company and manufactured by TKE in China. The Company believes that TKE is the largest manufacturer of coffee makers, electric grills and irons in the world. The Company believes that TKE maintains a leading market position in the manufacture of many household products as a result of innovative products designed to meet consumer needs and esthetic preferences, strong relationships with customers and its ability to manufacture its products at low cost.

         The Company currently markets TKE products in the United States for TKE through an internal sales force. TK USA does not recognize sales revenue from the sale of TKE products in the United States. Rather, it interfaces with TKE customers in the United States and processes orders. TK USA is then paid a service fee, or commission, on each sale. TK USA's commission income generally equals its costs. Accordingly, the Company does not and will not realize significant net income from TK USA's operations in the United States.

         Until the first quarter of 2002, the Company's operations consisted of TK USA's business of designing products and sourcing orders for TKE in the United States. The Comapny commenced operations in Asia during the March 31, 2002 quarter through its newly formed Union Channel subsidiary. Union Channel was formed to be the outsourcing supplier of TKE for TKE's clients in Asia and Europe in accordance with the Company's business plan. At the time of its formation, Union Channel did not have operations which were independent of TKE. All of its purchases are made from TKE and all of its sales are made to Tsann Kuen China Enterprises Co., Ltd. ("TKE China"), a subsidiary of TKE.

         However, after two quarters of operation, management determined that Union Channel could not efficiently operate in Asia and Europe because it did not have the requisite human resources and customer support, and to put this infrastructure in place would not be cost-efficient. As a result, management terminated Union Channel's operation in the third quarter of 2002 so that the Company could focus on searching for more profitable business opportunities in the United States or internationally.

         The Company previously announced plans to open and operate in China and Japan "3C" stores, which would be part of a chain of retail appliance and electronics stores which TKE successfully operates in Taiwan. During the third quarter of 2002, the Company organized a specialized team to conduct a market survey in Mainland China. As a result of this survey, the Company determined that there are high entry barriers in Mainland China, which include restrictions on the acquisition of retail licenses, local government regulations and cultural differentiation. In order to avoid taking unexpected risk in a highly competitive market, the Company is in the process of analyzing the market information and data collected. The Company cannot predict at this time when, or if, it will be able to participate in opening the 3C stores in Mainland China.

         To partially offset the effect of the discontinuation of the Union Channel operations and management's decision to defer the opening of 3C stores under EUPA, management has determined to accelerate its plan to derive revenues from TK USA's research and development activities. TK USA subsidiary devotes significant time and resources to the design and development of small appliances. Some of TKE's products are the result of TK USA's design efforts. Beginning in fiscal year 2003, the Company will become the primary research and development center for TKE products to be marketed in the U.S. In this regard, the TK USA has entered into a formal Product Design Contract with TKE to engage in market analysis and product design and development. For these activities, TK USA will receive design fees for the products developed and the royalty income from the patents used, which it has not done in the past. The scope of work and the amount of the fees are determined on a project by project basis, with the amount of the design fee to be generally based on the complexity of the products designed. Although the Company will in the future generate additional revenue from its product design activities for TKE, for the foreseeable future, the Company will not realize significant revenue or profit due to the start-up nature of these design activities and because of the required research and development expenditures to be incurred in connection with product development.

COMPETITIVE ADVANTAGES.

         The Company believes that its principal competitive strengths are:

         DESIGN AND DEVELOPMENT ABILITY. TK USA, as the major research and development center for TKE in the U.S., put a high emphasis on product design and the Company's management believes that the Company will continue to benefit from the reputation TKE has among brand name distributors for its innovative product design. In designing new products, the design centers analyze market trends, social shifts, economics, aesthetics, ergonomics and new materials and production methods and work closely with customers to identify consumer needs. New products are constantly being developed to meet changing consumer needs which will create additional ongoing revenue for the Company.

         The increasing health consciousness of consumers creates a gap between the products that consumers need and those provided by manufacturers. Through the Company's research and development center, the Company will be able to shorten the process and lead time from product ideas to actually put them into production. This kind of prompt reaction to the market trend is where the Company's strength lies. To maintain the advantage in research and development, the Company expects to expand its research and development center to accommodate the needs of TKE for more new product launches and product improvements. The Company will:

         - Establish the review and select index to choose the most valuable product to design;

         - Establish performance evaluation system to make sure the smoothness of product development.

         The Company's goal is to help TKE achieve profitable growth and low cost operations through constantly improving the research and development effectiveness and expediting the deployment of new products. As TKE's business grows in the U.S., our design fee and royalty income will also increase.

         HIGH QUALITY AND LOW COST PRODUCTION. TKE products are designed to meet many international manufacturing standards, including VDE, BS, UL, SAA, CSA, SEMKO, T-Mark and TVU. TKE's Taiwan operations are ISO 9001 certified and products manufactured in China are ISO 9002 certified. The Company believes that TKE is one of the few manufacturers whose products have two ISO recognitions. TKE operates state of the art facilities in China and manufactures its own molds. This allows TKE to produce products at lower cost than other manufacturers. In particular, management believes that TKE's ability to produce small home appliances such as coffee makers, electric grills and irons in mass quantities enables TKE to sell such products at prices lower than those offered by other vendors. As the sales for TKE products in the U.S. increase, the Company will receive more royalty income from the patents used on those products sold in the market. The high quality and low cost advantages that TKE's products possess are beneficial to TK USA's sales business

BUSINESS STRATEGY.

         Our primary strategy is to be the anchor for TKE activities in the U.S. Therefore, the Company is not only performing a research and development function, but also acts as the information center for TKE. The following initiatives are adopted to foster the research and development activities, and to maintain the ongoing sales business:

         NEW PRODUCTS AND PRODUCT LINE EXTENSION. The Company plans to increase sales of products in the U.S. through strong product development initiatives, including modifying and enhancing existing TKE products, expanding existing TKE product lines and introducing new products. TK USA plans to increase cooperation with TKE in product design and development, including modifying and enhancing existing TKE products, expanding existing TKE product lines and introducing new products. The Company conducts extensive market research and works closely with brand names and distributors in the U.S. to identify consumer needs and preferences and to develop new products to satisfy consumer demand.

         CULTIVATE RELATIONSHIPS WITH NEW AND EXISTING CUSTOMERS. The home appliance industry is going through a period of consolidation and the Company expects that distributors will continue to consolidate their vendor base by dealing primarily with a smaller number of suppliers that can provide them with a broad array of innovative, differentiated and quality products. The Company has been able to establish and intends to continue to build strong relationships with the Company's distribution customers based on TKE's frequent product innovation, high level of customer service, breadth of product offerings, reputation for quality products and TKE's low cost manufacturing capabilities. The Company will seek to maintain TKE's strong relationships with a broad array of distributors and cultivate new relationships as part of the Company's marketing strategy. The Company will continue to seek to establish "partnership" relationships with TK USA's customers by offering them "one stop shopping" for a wide variety of appliance and consumer electronics products. The Company plans to attract and support customers who are consolidating their vendor relationships to achieve greater purchasing and operating economies.

RESEARCH AND DEVELOPMENT

         Management believes that the foundation of TKE's success is its dedication to its research and development operations. Growth is driven by ensuring that products manufactured by TKE are both technologically advanced and aesthetically pleasing. The Company designs the style, features and functionality of products for TKE to anticipate consumer demand rather than to merely react to customer needs. The Company carefully analyzes market trends to facilitate product development and design.

         To address different consumer preferences around the world, TKE maintains research and development centers in Taiwan, China, United States, and Japan. TKE's use of in-house industrial designers, technicians and engineers as well as other outside specialists has been a major strength in obtaining and increasing TKE's business.

         Beginning in 2003, TK USA will become the major research and development center for TKE products targeting in the U.S., which will result in additional revenue for the Company from design fees for product moulds and the ongoing royalties for the patents used in these products. Because of the location of TK USA, TK USA assumes responsibility for the collection of market trend, consumer taste and the competitors' information in the U.S market. Pursuant to a Product Design Contract, TKUSA designs products for TKE on a project by project basis. TKUSA intends to adjust the size of its full-time research and development personnel based on the project needs. TKUSA from time to time will engage outsourcing with outside designers to support its projects. If necessary, TKUSA will recruit more full-time designers.

MARKETING AND DISTRIBUTION

         The Company does not engage in extensive public marketing activities. Rather, the Company directs its marketing efforts toward expanding TK USA's product offerings to TK USA's existing customers although the Company intends to seek to expand TK USA's customer base in the future. With TKE's broad array of branded product offerings, reputation for quality and value-added marketing services, such as customized merchandise planning, inventory management and just-in-time delivery, The Company believes that it is one of the few companies that can act as a "one-stop shop" to retailers of home appliances and consumer electronics.

QUALITY CONTROL

         Most of the products the Company supplies are manufactured by TKE and its affiliated companies in Taiwan and China. All of TKE factories are ISO 9000 certified. Quality assurance is particularly important to the Company and TKE's product shipments are required to satisfy quality control tests established by its internal product design and engineering department.

COMPETITION

         The small electronic products industry is mature and highly fragmented. Competition is based upon price, manufacturing quality, costs and product features and enhancements. The Company believes that its success lies on whether the Company can assist TKE to offer a broad range of existing products and to continually introduce new products and enhancements of existing products that have substantial consumer appeals based upon price, design, performance and features.

EMPLOYEES

         As of December 31, 2002, the Company employed 7 employees at the Company's Pasadena, California headquarters. None of the Company employees are covered by any collective bargaining agreement. The Company generally considers its relationship with its employees to be satisfactory and have never experienced a work stoppage.

REGULATION

         Most of TKE's products are subject to federal, state and local regulations concerning consumer products safety. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. In general, the Company has not experienced difficulty complying with such regulations and compliance has not had an adverse effect on the Company's business.

PATENTS

         The Company holds certain patents registered in the United States and foreign countries for various TKE manufactured products and processes. The Company considers these patents to be of considerable value and of material importance to the Company's business. However, new products to be developed for TKE under the Design Contract will be owned by TKE.

WARRANTIES

         TKE products are generally sold with a limited one-year warranty from the date of purchase. In the case of defects in material or workmanship, the Company agrees to replace or repair the defective product without charge.

WHERE YOU CAN FIND MORE INFORMATION

         The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. The Company's SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document the Company files at the SEC's public reference rooms in Washington, D.C.. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our principal executive offices are located at 89 N. San Gabriel Blvd, Pasadena California in a 44,762 square foot building owned by the Company of which the Company occupies 31,582 square feet. The Company believes that the Company's principal executive offices are adequate to meet the Company's needs.

ITEM 3.  LEGAL PROCEEDINGS

         On November 30, 2001, Mir Kazem Kasheni ("Plaintiff") filed a complaint in Los Angeles Superior Court against TKE China, Tsann Kuen Enterprise (USA) Co., Ltd., TK USA, Tsann Kuen Shanghai Enterprise Co., Ltd. and TKE. Plaintiff filed an amendment to the complaint on December 7, 2001 to add EUPA as a defendant. Plaintiff filed another amendment to the complaint on March 15, 2002. Plaintiff alleged breach of contract arising out of a letter of intent, dated November 28, 2000, among Plaintiff, TKE China, Manoutcher Nikfarjam and Shantia Hassaushahi (the "Letter of Intent"), related to the design, manufacture, assembly and sale of TKE China's products in Iran. Plaintiff alleged that Tsann Kuen Enterprise (USA) Co., Ltd., TK USA, Tsann Kuen Shanghai Enterprise Co., Ltd. and TKE are the "alter egos" of one another and, therefore, should be responsible for TKE China's obligations under the Letter of Intent. Plaintiff claims to have spent $750,000 in reliance on the Letter of Intent and to have lost profits of $10 million. Plaintiff also alleges that the defendants defrauded him with respect to the defendants' relationships with one another, their corporate status and business locations.

         On February 5, 2003, the Superior Court granted summary judgement in favor of the defendants. The Company plans to vigorously contest any appeal of this judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since October 18, 2001, the Company's shares have been quoted on the OTC Bulletin Board under the trading symbol "EUPA". The Company's shares were originally approved for quotation on the OTC Bulletin Board in July 2000 under the symbol "ACSJ". However, no public trading market for the Company's common stock took place until October 2001. The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for each quarter during the last two fiscal years. The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                                      HIGH               LOW
                                                                     -----              -----
Fiscal Year Ended December 31, 2001
     First Quarter..........................................           n/a                n/a
     Second Quarter.........................................           n/a                n/a
     Third Quarter..........................................           n/a                n/a
     Fourth Quarter.........................................         $9.00              $9.00

Fiscal Year Ended December 31, 2002
     First Quarter..........................................         $9.65              $8.12
     Second Quarter.........................................         10.00               5.00
     Third Quarter..........................................          6.25               0.55
     Fourth Quarter.........................................          0.75              $0.08

         On March 25, 2003, the last reported sales price for the Company's shares on the OTC Bulletin Board was $0.022 per share. At March 26, 2003, the Company had 945 stockholders of record.

         The Company has never paid cash dividends on the Company's common stock and does not expect to pay such dividends in the foreseeable future. The Company currently intends to retain any future earnings for the Company's business. The payment of any future dividends on the Company's common stock will be determined by the Company's Board in light of the conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in future financing agreements, business conditions and other factors deemed relevant by the Board.

RECENT SALE OF UNREGISTERED SECURITIES

         The securities described below were issued by the Company during the year ended December 31, 2002 and not registered under the Securities Act of 1933 (the "Act") or previously reported. Except as set forth below, each of the transactions is claimed to be exempt from registration with the Securities Exchange Commission under Section 4(2) of the Act as transactions by an issuer not involving a public offering or under Regulation D or Regulation S under the Act. All certificates representing the Company's issued and outstanding restricted securities contain appropriate text detailing their restricted status and the Company has issued "stop transfer" instructions to its transfer agent with respect to such securities. No commissions were paid in connection with any of these issuances.

         1. On October 23, 2001, the Company issued 700,000 warrants with an exercise price of $0.01. These warrants were exercised in August 2002.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Item 2, Management's Discussion and Analysis and results of operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 2001 and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

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

         TK USA is the United States market research, design, supply and sales arm of TKE. It currently markets TKE products in the United States for TKE through an internal sales force. All of the products are sold to numerous brand name companies. TK USA does not recognize sales revenue from the sale of TKE products in the United States. Rather, it interfaces with TKE customers in the United States and processes orders. TK USA is then paid a service fee, or commission, on each sale. TKE's commission income generally equals its costs. EUPA does not and will not realize significant net income from TK USA's operations in the United States.

         EUPA commenced operations in Asia during the March 31, 2002 quarter through Union Channel. Union Channel was incorporated in Hong Kong in January 2002. Union Channel was formed to be the leading supplier of TKE products in Asia and Europe. However, Union Channel was not intended to have independent operations. All of its purchases were made from TKE and all of its sales were made to TKC China, an operating subsidiary of TKE.

         However, after two quarters of operation, management determined that Union Channel could not efficiently operate in Asia and Europe because it did not have the requisite human resources and customer support, and to put this infrastructure in place would not be cost-efficient. As a result, management terminated Union Channel's operation in the third quarter of 2002 so that EUPA could focus on searching for more profitable business opportunities in the United States or internationally. This will materially reduce EUPA's revenues for the balance of the year, although management does not believe that it will have a material impact on net operating results.

         To partially offset the effect of the discontinuation of the Union Channel operations, management has determined to accelerate its plan to derive revenues from EUPA's research and development activities. EUPA's TK USA subsidiary devotes significant time and resources to the design and development of small appliances. Some of TKE's products are the result of TK USA's design efforts. Beginning in the third quarter of 2002, pursuant to a Product Design Contract TK USA began to receive fees for market research, product design and product engineering. The fees will be based upon the type of product and the difficulty of design. In addition TK USA will receive ongoing royalties for patents used starting in 2003.

RESULTS OF OPERATIONS

         The consolidated financial statements for the year ended December 31, 2002 include the accounts of EUPA and its wholly owned subsidiaries, TK USA and Union Channel. For the fiscal year ended December 31, 2001, the consolidated financial statements include the accounts of EUPA and its subsidiary, TK USA.

         REVENUE. The Company's net revenues for the year ended December 31, 2002 totaled $33,350,323, in comparison to revenue of $1,052,684 for the year ended December 31, 2001. The fee income of $1,052,684 for the year ended December 31, 2001 was derived exclusively from service fees, or commissions, paid by TKE China to TK USA, with respect to sales made to customers in the United States. Beginning in January 2002, this commission fee arrangement was terminated and a similar arrangement was put in place between TKE China and Union Channel. The arrangement with Union

Channel ceased at the end of the second quarter of 2002 as a result of the cessation of the Union Channel operations. The arrangement between TKE China, TKE and TK USA resumed in the third quarter of 2002. Revenue for the year ended December 31, 2002 was derived exclusively by the operations of Union Channel which began during the first two quarters, and the fee income $954,500 as of Dec. 31, 2002 was the result of the product design fee operations of TK USA started from the third quarter of 2002. TK USA has been engaged in the design and development of small home appliances for TKE for a long time, but it had not previously charged for these services. Design services are currently rendered exclusively to TKE pursuant to a design service agreement between TK USA and TKE that expired on December 31, 2002. The fees are based upon the complexity of the design with payment made quarterly.

         OPERATING EXPENSES. Operating expenses for the fiscal years ended December 31, 2002 and 2001 totaled $1,672,571 and $1,037,431, respectively. Operating expenses includes items such as selling and marketing expenses, plus general and administrative expenses such as legal, accounting, consulting and expenses like salaries and wages and research and development expenses incurred during this period. The increase is largely attributed to legal and accounting fees related to compliance with public company obligations.

         NON-OPERATING INCOME (EXPENSE). Non-operating expense for the year ended December 31, 2002 was $334,694 compared to non-operating income of $128,258 for the year ended December 31, 2001. Included in the 2002 figure is a bad debt expense of $417,574, offset by $14,256 of interest income and $67,800 of rental income. Non-operating income during the year ended December 31, 2001 included $58,667 and $73,857 of interest income and rental income, respectively.

         NET INCOME. For the year ended December 31, 2002 the Company incurred a net loss of $353,817 compared to a profit of $54,584 for the year ended December 31, 2001. The net loss in 2002 was almost exclusively the result of the accrual of bad debt expense of $417,514. The Net loss per share basic and diluted were ($0.017) and ($0.016), respectively in 2002 compared with the Net earnings per share basic and diluted were both $0.0041 in 2001. The weighted average shares outstanding for the year ended December 31, 2002 was 20,550,000 for basic and 22,300,000 diluted. The weighted average shares outstanding for the year ending December 31, 2001 was 13,333,334 and 13,461,111 for basic and diluted. Basic income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents (options and warrants) as if the potential common shares had been issued.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced a huge increase from its cash balances of $490,667 as of December 31, 2001 to 3,148,655 as of December 31, 2002 as a
result of the operation of Union Channel. The Company believes it will be able to generate revenue from the design fee and future royalties to provide the necessary cash flow to meet anticipated working capital requirements. The Company's current assets totaled $6,259,137 and $1,289,024 on December 31, 2002 and 2001, respectively. Total assets were $7,492,319 and $2,613,213 on December 31, 2002 and 2001, respectively. The increase in current assets and total assets were mainly due to the increase in accounts receivables from related parties and increase in the cash and cash equivalents position because of the operation of Union Channel. The Company's current liabilities totaled $5,353,119 and $148,295 at December 31, 2002 and

2001, respectively. The accounts payables and accrued expenses to related parties were $5,284,559 and $67,529, respectively. The resulted working capital totaled $906,019 and $1,140,729 on December 31, 2002 and 2001, respectively. Total liabilities were $5,357,219 and $148,265 on December 31, 2002 and 2001, respectively. The increase in liabilities is primarily due to the account payables to the related parties. Net cash provided (used) by operating activities totaled $2,797,079 and ($800,750) for the years ended December 31, 2002 and 2001, respectively. Cash used in investing activities was $141,091, which consisted of the costs associated with the obtaining of patent rights in 2002; while cash provided by investing activities in 2001 was $1,341,681, which included proceeds from the sale of the shares of TK USA's Japanese subsidiary and the cash used to obtain patents rights. Net cash provided by (used for) financing activities totaled $2,000 and $(600,000) for the years ended December 31, 2002 and 2001, respectively. The $2,000 was provided by the sale of common stocks in 2002 and the $600,000 was to pay off the mortgage in 2001.

         Working Capital Requirements. Cash needs of the Company are currently met by the Company's operations. From time to time, the Company's daily operation is supported by advances from TKE if EUPA temporarily encounters money shortage. These loans will be paid back by EUPA's revenue to TKE. Therefore, the management believes that its current financial resources will be sufficient to finance its operations for TK USA and obligations (current and long-term liabilities) for the long and short term. The Company believes that its products design fees and ongoing royalties with TK USA will provide adequate working capital for the expenses for EUPA and TK USA. However, the Company consolidated actual working capital needs for the long and short term will depend upon numerous factors, including the Company's operating results, the cost of increasing the research and development activities, and the availability of existing credit facilities for TKE, none of which can be predicted with certainty.

FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS AND FINANCIAL CONDITIONS

         Investing in the Company's securities involves a high degree of risk. In addition to the other information contained in this annual report, including the reports the Company incorporates by reference, you should consider the following factors before investing in the Company's securities.

TKE CONTROLS THE COMPANY'S BUSINESS.

         TKE owns more than 50% of the Company's outstanding capital stock. As a result, TKE will be able to control the Company's business and affairs, including the composition of the Company's board of directors or authorizing corporate transactions such as mergers or sales of the Company's assets. However, the interests of TKE may not be consistent with the interests of the Company's other investors since it could take action that may not be in the best interests of the Company's other investors.

WE ARE DEPENDENT ON TKE FOR THE COMPANY'S PRODUCT SUPPLY, SALES AND CAPITAL REQUIREMENTS.

         TKE is the major manufacturer of the products the Company supplies and the major customer for the Company's design services. As a result, any change in the cost of manufacturing these products will have a material adverse impact on the Company's profit margins.

         In addition to the Company's operational dependence on TKE, the Company does not currently have an independent source of capital or lines of credit. All of the Company's operations will initially be funded by TKE. Accordingly, any change in TKE's financial condition or liquidity could have an impact on the Company's ability to operate the Company's business.

MANY OR THE COMPANY'S EMPLOYEES WILL ALSO PERFORM SERVICES FOR TKE WHICH COULD RESULT IN THEIR ATTENTION BEING DIVERTED FROM THE COMPANY'S BUSINESS.

         Our success will depend, to some degree, on the efforts of the Company's employees. Many of the Company's officers and employees will also be employed by TKE. As a result, their full time, attention and energies will not be directed to the Company's business. If the attention of the Company's officers is diverted from the Company's business, the Company may not be able to realize the full potential of the Company's business opportunities.

IF WE DO NOT DEVELOP AND INTRODUCE NEW TKE PRODUCTS, THE COMPANY'S ABILITY TO GROW THE COMPANY'S BUSINESS WILL BE LIMITED.

         The Company believes that its future success will depend in part upon the Company's ability to continue to develop innovative designs in the products manufactured by TKE and to develop and market new products for which the Company will derive revenue and ongoing royalty income from patents used on those products. The Company may not be successful in introducing or supplying any new products or product innovations to TKE's existing products which satisfy customer needs or achieve market acceptance. The failure to develop products and introduce them successfully and in a timely manner would harm the Company's ability to grow the Company's business.

A SLOWDOWN IN THE RETAIL INDUSTRY WILL LIKELY HAVE AN ADVERSE EFFECT ON THE COMPANY'S RESULTS.

         The products that the Company supplies are ultimately sold to consumers through major retail channels, primarily mass merchandisers, department stores, specialty stores and mail order catalogs. Changes in general economic conditions will cause reductions in demand among consumers and retailers for the kind of products the Company supplies. As a result, the Company's business and financial results will fluctuate with the financial condition of the Company's retail customers and the retail industry.

THE COMPETITIVE NATURE OF THE SMALL APPLIANCE INDUSTRY MAY CREATE PRICE PRESSURES ON US.

         The small household appliance industry is highly competitive and the Company's ability to succeed is based upon the Company's and TKE's ability to compete effectively. The Company believes that competition is based upon several factors, including price, product features and enhancements, new product introductions and customer delivery needs.

         The current general slowdown in the retail sector has resulted in, and the Company expects it to continue to result in, additional pricing pressures on the Company's customers and, as a result, upon the Company. The Company competes with many manufacturing companies, some of which have substantially greater facilities, personnel, financial and other resources than the Company has. Significant new competitors or increased competition from existing competitors may adversely affect the Company's business, financial condition and results of operations.

IF ANY OF THE PRODUCTS WE SUPPLY INFRINGE ON THE RIGHTS OF OTHERS, WE COULD SUFFER SIGNIFICANT FINANCIAL LOSS.

         The Company and TKE hold numerous patents on the products that the Company supplies and these proprietary rights are essential to the Company's business. The Company's patents could be challenged by others or invalidated through administrative process or litigation. This process could be costly and time consuming and would divert the attention of management and key personnel from other business issues. If any of the Company's patents are successfully challenged, we could be required to pay a significant damage award and could no longer supply these products. This would have an impact on both the Company's sales and costs.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS COULD INCREASE THE COMPANY'S OPERATING COSTS AND INTERFERE WITH THE COMPANY'S BUSINESS EFFORT.

         Most federal, state and local authorities require certification by Underwriters Laboratory, Inc., an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. TKE products, or additional electrical appliances which may be developed by the Company or TKE, may not meet the specifications required by these authorities. A determination that the Company's products are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of EUPA International Corporation and its subsidiaries including the notes thereto, together with the report thereon of Lichter, Weil & Associates. is presented beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                         EUPA INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                Table of Contents

                                                                             Page
                                                                             -----
INDEPENDENT AUDITOR'S REPORT.........................................         1
FINANCIAL STATEMENTS:
         Statements of Financial Position............................         2
         Statements of Operations....................................         3
         Statements of Stockholders' Equity..........................         4
         Statements of Cash Flows....................................         5
         Notes to Financial Statements...............................         6-16

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
     (Formerly Access Network Corporation)
Pasadena, California

We have audited the consolidated statement of financial position of Eupa International, Inc. and its subsidiaries as of December 31 2002, and the related consolidated statements of operations and stockholders' equity and cash flows for the twelve months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Eupa International, Inc. and its subsidiaries as of December 31, 2001, were audited by other auditors whose report dated April 5, 2002, expressed an unqualified opinion on those statements. We did not audit the financial statements of Union Channel, Ltd., a wholly owned subsidiary, which statements reflect total assets and revenues constituting 72 percent and 97 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Union Channel, Ltd., is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eupa International, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

March 20, 2003
San Diego, California

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS

                                                                         2002         2001
                                                                      ----------   ----------
Current Assets
         Cash and cash equivalents                                    $3,148,655   $  490,667
         Accounts receivable, related parties, net                     3,110,482      165,520
         Accounts receivable, other                                            0      615,924
         Prepaid expenses                                                      0        9,055
         Deferred income taxes                                                 0        7,858
                                                                      ----------   ----------
                 Total Current Assets                                  6,259,137    1,289,024
                                                                      ----------   ----------
Fixed Assets
         Property, furniture and equipment (net)                         886,412    1,072,267
                                                                      ----------   ----------
                 Total Fixed Assets                                      886,412    1,072,267
                                                                      ----------   ----------
Other Assets
         Intangible assets, net                                          338,400      243,552
         Deposits                                                          8,370        8,370
                                                                      ----------   ----------
                 Total Other Assets                                      346,770      251,922
                                                                      ----------   ----------
         Total Assets                                                 $7,492,319   $2,613,213
                                                                      ==========   ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable and accrued expenses                        $   37,878   $   80,766
         Accounts payable and accrued expenses, related parties        5,284,559       67,529
         Income taxes payable                                             30,681            0
                                                                      ----------   ----------
         Total Current Liabilities                                     5,353,118      148,295

Deposits payable                                                           4,100            0
                                                                      ----------   ----------
         Total Liabilities                                             5,357,218      148,295
                                                                      ----------   ----------
Stockholders' Equity
         Common stock, $.001 par value, 25,000,000
              shares authorized, 20,900,000 and 20,000,000
              issued and outstanding, respectively                        20,900       20,000
         Additional paid in capital                                    1,907,203    1,884,103
         Retained earnings                                               206,998      560,815
                                                                      ----------   ----------
         Total Stockholders' Equity                                    2,135,101    2,464,918
                                                                      ----------   ----------
         Total Liabilities and Stockholders' Equity                   $7,492,319   $2,613,213
                                                                      ==========   ==========

                 See Accompanying Notes and Accountants' Report

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                        2002            2001
                                                                    ------------    ------------
Sales, net                                                          $ 32,395,823    $          0
Fee income                                                               954,500       1,052,684
                                                                    ------------    ------------
         Total revenue                                                33,350,323       1,052,684

Cost of sales                                                         31,571,335               0
                                                                    ------------    ------------
         Gross profit                                                  1,778,988       1,052,684

Selling expenses                                                          55,065               0
General and administrative expenses                                    1,617,506       1,037,431
                                                                    ------------    ------------

         Income (loss) from operations                                   106,417          15,253
                                                                    ------------    ------------
Other (Income) Expense
         Interest income                                                 (14,256)        (58,667)
         Rental income                                                   (67,800)        (73,857)
         Bad debt expense                                                417,574               0
         Interest expense                                                      0           4,266
         Miscellaneous                                                      (824)              0
                                                                    ------------    ------------
         Total Other (Income) Expense                                    334,694        (128,258)
                                                                    ------------    ------------

         Income (loss)  before income taxes                             (228,277)        143,511

Provison for income taxes                                                125,540          88,927
                                                                    ------------    ------------
         Net income (loss)                                         ($    353,817)   $     54,584
                                                                    ============    ============

         Net loss per share (basic and diluted)
              Basic                                                ($      0.017)   $     0.0041
              Diluted                                              ($      0.016)   $     0.0041

         Weighted average number of shares
              Basic                                                   20,550,000      13,333,334
              Diluted                                                 22,300,000      13,461,111

                 See Accompanying Notes and Accountants' Report

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                       CONSOLIDATED STATEMENTS CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                         2002          2001
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income (loss)                                          ($   353,817)   $    54,584

Adjustments to reconcile net loss to net cash
used in operating activities:
         Depreciation and amortization                                   232,098         45,669
         Stock options issued for services                                22,000          3,700
         Decrease (Increase) in receivables                           (2,944,962)       (26,191)
         Decrease (Increase) in other receivables                        615,924              0
         Decrease (Increase) in prepaid expenses                           9,055         (9,055)
         Decrease (Increase) in inventory                                      0              0
         Decrease (Increase) in deferred income taxes                      7,858          2,425
         (Decrease) Increase in accounts payable
            and accrued expenses                                       5,174,142       (871,882)
         (Decrease) Increase in deposits payable                           4,100              0
         (Decrease) Increase in income taxes payable                      30,681              0
                                                                     -----------    -----------
         Total Adjustments                                             3,150,896       (855,334)
                                                                     -----------    -----------
         Net cash provided by (used in) operations                     2,797,079       (800,750)
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of fixed assets                                         (1,384)       (16,329)
         Proceeds from sale of TKE Japan                                       0      1,500,000
         Increase in intangible assets                                  (139,707)      (141,990)
                                                                     -----------    -----------
         Net cash provided by (used in) investing activities            (141,091)     1,341,681
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Payment on mortgage                                                   0       (600,000)
         Sale of common stock                                              2,000              0
                                                                     -----------    -----------
         Net cash provided by financing activities                         2,000       (600,000)
                                                                     -----------    -----------
         Net change in cash and cash equivalents                       2,657,988        (59,069)
                                                                     -----------    -----------
         Cash and cash equivalents at beginning of year                  490,667        549,736
                                                                     -----------    -----------
         Cash and cash equivalents at end of year                    $ 3,148,655    $   490,667
                                                                     ===========    ===========
         Supplemental cash flows disclosures:
            Interest paid                                            $         0    $     4,266
                                                                     -----------    -----------
            Income tax payments                                      $    50,558    $   242,765
                                                                     -----------    -----------
            Non cash investing and financing activities:

              Stock issued for services                              $    22,000    $     3,700
                                                                     -----------    -----------

                 See Accompanying Notes and Accountants' Report

                EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           DECEMBER 31, 2002 AND 2001

                                                                        2002            2001
                                                                    ------------    ------------
Common stock, number of shares outstanding
         Balance at beginning of period                               20,000,000      12,000,000
         Issuance of common stock                                        900,000               0
         Issuance of common stock for TKE USA                                  0       8,000,000
                                                                    ------------    ------------
         Balance at end of period                                     20,900,000      20,000,000
                                                                    ============    ============

Common stock, par value $.001 (thousands of shares)
         Balance at beginning of period                             $     20,000    $     12,000
         Issuance of common stock                                            900               0
         Issuance of common stock for TKE USA                                  0           8,000
                                                                    ------------    ------------

         Balance at end of period                                         20,900          20,000
                                                                    ------------    ------------
Additional paid in capital
         Balance at beginning of period                                1,884,103       1,888,403
         Issuance of common stock for TKE USA                                  0          (8,000)
         Issuance of common stock                                          8,100               0
         Issuance of stock options for service                            22,000           3,700
                                                                    ------------    ------------

         Balance at end of period                                      1,914,203       1,884,103
                                                                    ------------    ------------
Stock subscription receivable
         Balance at beginning of period                                        0               0
         Issuance of common stock                                         (7,000)              0
         Payment for common stock                                              0               0
                                                                    ------------    ------------

         Balance at end of period                                         (7,000)              0
                                                                    ------------    ------------
Retained earnings
         Balance at beginning of period                                  560,815         506,231
         Net income (loss)                                              (353,817)         54,584
                                                                    ------------    ------------

         Balance at end of period                                        206,998         560,815
                                                                    ------------    ------------

Total Stockholders' Equity at end of period                         $  2,135,101    $  2,464,918
                                                                    ============    ============

                 See Accompanying Notes and Accountants' Report

NOTE A   ORGANIZATION:

                  EUPA International Corporation ("EUPA"), formerly Access Network Corporation, was incorporated on September 8, 1998 under the laws of the State of Nevada. Tsann Kuen U.S.A. ("TK USA") was incorporated under the laws of the State of Illinois in June 1990. Union Channel Limited ("Union Channel") was incorporated in Hong Kong on September 28, 2001 and commenced operation during the quarter ended March 31, 2002. TK USA and Union Channel are owned 100% by EUPA, collectively the three corporations are referred to as the "Company".

                  On October 23, 2001, TK USA became a wholly owned subsidiary of EUPA through a reverse merger. EUPA acquired all of the issued and outstanding capital stock of TK USA from Tsann Kuen Enterprise Co., Ltd. ("TKE") Pursuant to an Exchange Agreement dated as of October 10, 2001 by and among TKE, TK USA and EUPA (the "Exchange Agreement"). Pursuant to the Exchange Agreement, TK USA became a wholly owned subsidiary of EUPA and, in exchange for the TK USA shares; EUPA issued 12,000,000 shares of its common stock to TKE, representing 60% of the issued and outstanding capital stock of EUPA at that time. Prior to the merger, EUPA had nominal business activity. This activity is not material to the historical financial statements of TK USA, and therefore pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. For accounting purposes, TK USA has been treated as the acquirer and, accordingly, TK USA is presented as the continuing entity, and the historical financial statements are those of TK USA.

                  TK USA is the United States market research, design, supply and sales arm of TKE. TKE is a worldwide leader for more than 20 years in the manufacture and design of home appliance and consumer electronic products for international brand name distributors.

                  Union Channel was established to become the leading outsource supplier for TKE in Asia and Europe. Union Channel has sales and purchasing arrangements with TKE, Tsann Kuen China Enterprise Co., Ltd. ("TKC") and Tsann Kuen China (Shanghai) Enterprise Co., Ltd. ("TKS"), all are related parties. TKC and TKS are operating subsidiaries of TKE. Sales to TKC were approximately $23,699,344 for the year ended December 31, 2002. Included in accounts receivable from related parties at December 31, 2002 is approximately $2,829,073. Included in accounts payable as of December 31, 2002 is approximately $4,736,687 to related parties. The activities of Union Channel have been discontinued beginning in the third quarter of 2002.

                  TKE products are sold in over 80 countries around the world. Its major products are: small appliances including irons, coffee makers, grills, and food processors; medium size appliances which include microwave ovens, electromagnetic ovens, electric cookers and vacuum cleaners.

NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

              BASIS OF CONSOLIDATION:

                  The consolidated financial statements for December 31, 2002 include the accounts of EUPA and its wholly owned subsidiaries TK USA and Union Channel. The consolidated financial statements for December 31, 2001 include the accounts of EUPA and its wholly owned subsidiary, TK USA. All references herein to the Company include the consolidated results of EUPA and its subsidiaries. All significant intercompany accounts and transaction have been eliminated upon consolidation.

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

              PROPERTY AND EQUIPMENT:

                  Property and Equipment are carried at cost. Property additions and betterments are charged to the property accounts, while maintenance and repairs are expensed as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization is removed from the respective accounts, and the resulting gain or loss is credited or charges to income.

                  Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

                     Building and improvements               15 to 60 years
                     Automobiles                               4 to 6 years
                     Machinery and equipment                  5 to 12 years
                     Furniture and fixtures                         7 years

              INTANGIBLE ASSETS:

                  Legal fees and directly related costs to secure patents and trademarks on behalf of the Company are capitalized. Amortization is provided using the straight-line method over the life of the patent or trademark or its useful life, whichever is less.

              EXCHANGE GAIN (LOSS):

                  During 2002, the transactions of Union Channel denominated in foreign currency are recorded in Hong Kong dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              TRANSLATION ADJUSTMENT:

                  As of December 31, 2002, the accounts of Union Channel were maintained, and its financial statements were expressed, in Hong Kong dollars. Such financial statements were translated into U.S. dollars in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the Hong Kong dollar as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

                  As of December 31, 2002, the exchange rates between the Hong Kong dollar and the U.S. dollar was HK$1=US$0.128225 and the average exchange rate for the year ended December 31, 2002 was HK$1=US$0.128211.

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

              STATEMENT OF CASH FLOWS:

                  In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", cash flows from the Company's operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

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

NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              STOCK BASED COMPENSATION:

                  The Company accounts for employee stock options in accordance with APB No. 25 "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the date of grant.

                  In 1996, SFAS No 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model where applicable, or alternatively a book value approach. During the year ended December 31, 2002 and 2001, the company recognized consulting expenses of $22,000 and $3,700 for the granting of stock options to non-employees.

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

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

              COMPREHENSIVE INCOME:

                  SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During 2000, the Company has other comprehensive income relating to foreign currency translations and unrecognized holding gains from marketable securities classifies as available-for-sale, both of which were applied in the loss on disposal calculation for Tsann Kuen Japan (see NOTE J) in 2001.

              EARNINGS PER SHARE:

                  The Company uses SFAS No. 128, "Earnings Per Share", for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents as if the potential common shares had been issued.

NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              DERIVATIVE INSTRUMENTS:

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company was required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. For the year ended December 31, 2000, the Company had other comprehensive income of approximately $83,000, net of tax, as a result of the fair value adjustment. This amount was used as a component in the determination on the recorded loss on disposal of Tsann Kuen Japan (see NOTE J). The Company held no derivative instruments during 2002 and 2001.

              IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:

                  The Company adopted the provision of FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In assessing the impairment of these identifiable intangible assets, identifiable goodwill will be allocated on a pro rata basis

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

                  using fair values of the assets at the original acquisition date. In estimating expected future cash flows for determining whether an asset is impaired and if expected future cash flows are used in measuring assets that are impaired, assets will be grouped at the lowest level (entity level) for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In recording an impairment loss, any related goodwill would be reduced to zero before reducing the carrying amount of any identified impaired asset.

                  For goodwill not identifiable with an impaired asset, the Company will establish benchmarks at the lowest lever (entity level) as its method of assessing impairment. In measuring impairment, unidentifiable goodwill will be considered impaired if the fair value at the lowest level is less than its carrying amount. The fair value of unidentifiable goodwill will be determined by subtracting the fair value of the recognized net asset at the lowest level (excluding goodwill) from the value at the lowest level. The amount of the impairment loss should be equal to the difference between the carrying amount of goodwill and the fair value of goodwill. In the event that impairment is recognized, appropriate disclosures would be made.

NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              NEW ACCOUNTING PRONOUNCEMENTS:

                  In July 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No 141 supersedes Accounting Principles Board ("APB") No. 16 and requires any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB16. The statement was effective for any business combination initiated after June 30, 2001 and must have been applied to all business combinations accounted for by the purchase method for which the date of acquisition was July 1, 2001 or later. The adoption of this statement did not have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

                  In July 2001, the FASB issued SFAS No 142, "Goodwill and Other Intangibles", SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

                  have material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

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

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the assets as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have material impact to the Company's financial position or results of operations.

              RECLASSIFICATION:

                  Certain amounts have been reclassified in prior years to be consistent with the classification as of December 31, 2002.

NOTE C   EXCHANGE AGREEMENT:

                  On October 23, 2001, TK USA became a wholly owned subsidiary of EUPA through a reverse merger. EUPA acquired all of the issued and outstanding capital stock of TK USA from Tsann Kuen Enterprise Co., Ltd. ("TKE") pursuant to an Exchange Agreement dated as of October 10, 2001 by and among TKE, TK USA and EUPA (the "Exchange Agreement"). Pursuant to the Exchange Agreement, TK USA became a wholly owned subsidiary of EUPA and, in exchange for the TK USA shares, EUPA issued 12,000,000 shares of its common stock to TKE, representing 60% of the issued and outstanding capital stock of EUPA at that time. Prior to the merger, EUPA had nominal business activity. This activity is not material to the historical financial statements of TK USA, and therefore pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. For accounting purposes, TK USA has been treated as the acquirer and, accordingly, TK USA is presented as the continuing entity, and the historical financial statements are those of TK USA. EUPA and TK USA are collectively referred to as the "Company".

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

NOTE D   PROPERTY AND EQUIPMENT:

         A summary is as follows:

                                                      2002                 2001
                                                   ----------          -----------
Building and improvements                          $  649,988          $   649,988
Land                                                  400,000              400,000
Machinery and equipment                               202,204              200,881
Automobiles                                           100,067              100,006
Furniture and fixtures                                 64,759               64,759
                                                   ----------          -----------

                                                    1,417,018            1,415,634
Less accumulated depreciation                         530,606              343,367
                                                   ----------          -----------

                                                   $  886,412          $ 1,072,267
                                                   ==========          ===========

NOTE E   INTANGIBLE ASSETS:

         A summary is as follows:

                                               2002             2001
                                            ---------       -----------
Patents and Trademark costs                 $ 398,086       $  258,378
Less accumulated amortization                  59,686           14,826
                                            ---------       -----------

                                            $ 338,400       $  243,552
                                            =========       ===========

NOTE F   COMMON STOCK:

         On October 16, 2001, the Company effectuated a forward stock split of
         19.940179 shares for every one issued and outstanding share of common stock. This effect of the split is reflected for all periods presented.

         The Company granted 700,000 warrants with an exercise price of $0.01 as a broker commission in assisting to consummate the transaction. These warrants approximated a value of $80,000, which has been netted out in the equity section of the balance sheet. These warrants were exercised in August 2002.

                EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

NOTE G   INCENTIVE AND NON STATUTORY STOCK OPTION PLAN:

         The 2001 Plan

         In October 2001, the Company adopted a Stock Option Plan providing for the issuance of up to 1,000,000 incentive stock options and non-qualified stock options to the Company's key employees and others. Incentive stock options may be granted at prices not less than 100% of the fair market value at the date of the grant. Non-qualified stock options may be granted at prices not less than 75% of the fair market value at the date of the grant. The company has not granted any options pursuant to this Plan during 2002 and 2001.

         Non-Employee Options

         In December 2001, the Company issued an option to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $0.001, vesting over a period of five years. The options were issued in exchange for future ongoing marketing services to be rendered to the Company. The per unit weighted-average fair value of unit options granted was $0.00 at the date of grant using a book value approach. The book value approach best estimated the value of the services to be provided. During the year ended December 31, 2002 and 2001, the Company recognized consulting expenses of $22,000 and $3,700 for the granting of stock options to non-employees.

NOTE H   INCOME TAXES:

         Income tax expense (benefit) consists of the following:

                                              2002       2001
                                            --------   --------
Current:
   Federal                                  $ 44,301   $ 63,047
   State                                       1,600     15,072
   Foreign                                    79,639          0
                                            --------   --------
                                             125,540     78,119
                                            --------   --------
Deferred:
   Federal                                       -0-      7,566
   State                                         -0-      3,242
                                            --------   --------
                                                 -0-     10,808
                                            --------   --------
     Net income tax provision (benefit)     $125,540   $ 88,927
                                            ========   ========

NOTE H   INCOME TAXES (CONTINUED)

                EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

         Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                             2002                2001
                                          -----------        ------------
Deferred tax assets - current:

  Allowance for doubtful accounts         $     - 0 -        $     24,535
                                          -----------        ------------

Deferred tax liabilities - current:

  Excess of tax over book R&D expense     $     - 0 -        $    (16,677)
                                          -----------        ------------

Net deferred tax assets - current         $     - 0 -        $      7,858
                                          ===========        ============

NOTE I   RELATED PARTY TRANSACTIONS:

         Name of related party and relationship -

Name of related party                                           Relationship with the Company
---------------------                                           -----------------------------
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

         Significant related party transactions -

         For the year ended December 31, 2002:

Sales income from:

      TKC               $   23,699,333
                        ==============

Service income from:

      TKE               $      954,500
                        ==============

Cost of sales to:

      TKE               $   21,433,428
      TKC                    3,260,684
      TKS                    5,186,125
                        --------------

                        $   29,880,237
                        ==============

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

NOTE I   RELATED PARTY TRANSACTIONS (CONTINUED)

              Significant related party transactions -

              For the year ended December 31, 2002 (Continued)

Accounts receivable from:

    TKC                         $     2,791,411
    TKE                                 318,164
                                ---------------
                                $     3,109,575
                                ===============

Accounts payable to:

    TKE                         $     4,403,755
    TKS                                 332,932
                                ---------------

                                $     4,736,687
                                ===============

For the year ended December 31, 2002:
------------------------------------

Service income from:

    TKC                         $       736,879
    TKS                                 315,805
                                ---------------

                                $     1,052,684
                                ===============

Accounts receivable from:

    TKE                         $           502
    TKC                                 195,871
    TKS                                  30,747
    TKJ                                   2,166
                                ---------------

                                $       229,286
                                ===============

Accounts payable to:

    TKS                         $       592,185
    TKE                                  73,087
                                ---------------

                                $       665,272
                                ===============

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

NOTE J   SALE OF SUBSIDIARY:

         Effective December 31, 2000, the Company's Board of Directors resolved to sell all the Company's shares of TKJ stock to its affiliates Mountain Alps Ltd., Motor Chain Ltd. and Modern Hawk Ltd. For the aggregate amount of $1,500,000 in exchange for three notes receivable maturing on June 30, 2001, bearing no interest. The shares of TKJ were originally purchased from TKE on July 1, 1998. The Company recognized a loss of $615,805 on sale of the investment as follows:

Net Carrying value of investment at December 31, 2000
  Prior to disposition                                       $  2,404,715

Adjustments:
Translation adjustment in 2000                                    214,361
Unrealized loss of TKJ's securities                                (4,147)
Less accumulated other comprehensive income                      (499,124)
Selling price of the investment                                (1,500,000)
                                                             ------------

Loss on sale of the investment                               $    615,805
                                                             ============

NOTE K   CONTINGENCIES:

         The Company is party to certain litigation that has arisen in the normal course of its business and that of its subsidiary. In the opinion of management, none of the litigation is likely to result in a material effect on the Company's financial position or results of operations.

         On November 31, 2001 an individual filed a complaint for breach of contract against TKE Shanghai. The complaint included TKE, TK USA, TKC and TKS for allegedly being "alter egos" of each other and should be responsible for TKS's breach of contract. On December 7, 2001, the plaintiff amended the complaint to include EUPA International as a defendant. On February 5, 2003, the judge granted a summary judgment motion for the defendants.

         The Company plans to vigorously defend all appeals. At this time, the Company's legal counsel cannot predict the outcome of any appeal or subsequent litigation or to estimate the amount of damages, if any, for which the Company could be liable. Therefore no amount has been accrued on the books.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

MANAGEMENT.

Directors and Executive Officers

         The following table and text sets forth the names and ages of all directors and executive officers of EUPA and the Company's key management personnel as of December 31, 2002. All of the Company's directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of the Company's directors or officers has any agreement with the Company regarding terms of employment or compensation.

                                                                                                 Director
                                                                                                 --------
Name of Individual        Age      Position with company and subsidiaries                         since
------------------        ---      --------------------------------------                         -----
Tsan-Kun Wu               51       Director, Chairman of the Board and President                  2001
Ching-Lun Yu              47       Director and Chief Financial Officer                           2003
Hsing Chuang              48       Director and General Manager                                   2001
Wen-Fang Yang             42       Director                                                       2001
Te-Jung Chien             39       Director                                                       2001
Ko-Ta Chang               43       Secretary, Vice President and Chief Operational Officer        2001
Fang-Chuan Lin            37       Chief Planning Officer                                         n/a

         TSAN-KUN WU has been Chief Executive Officer, President and director of EUPA since October 2001. From 1978 through the present, Mr. Wu has served as President of Tsann Kuen Enterprises Co. Ltd., the parent company of EUPA and a leading designer and manufacturer of home appliance and consumer electronic products.

         CHING-LUN YU has been Chief Financial Officer and director of EUPA since January 2003. From January 2003 to the present, Mr. Yu has served as Chief Executive Officer of Tsann Kuen Enterprises Co. Ltd. From 1991 to 2001, Mr. Yu had served as Spokesman, Vice President and held several other positions in Lite-On Electronics Inc.

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

DIRECTOR COMPENSATION

         The Company has no established compensation arrangements with the Company's directors but directors may be reimbursed for their reasonable expenses incurred in connection with the attendance at board and committee meetings.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires a company's officers, directors and persons who own more than ten percent of a registered class of such company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. During fiscal 2002, no individual or entity was late with any Form 3, 4 or 5 filings.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table details information for EUPA for each of the fiscal years ended December 31, 2002 and 2001 concerning compensation of all individuals serving as the Company's chief executive officer during the fiscal year ended December 31, 2002. No other executive officer or key employee had total annual salary and bonus exceeded $100,000 as for the year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                        Long-Term Compensation
                                          --------------------------------------------------------------------------
                                                             Other Annual   Restricted    Securities
Name and                   Year     Salary        Bonus      Compensation      Stock      Under-lying   All Other
Principal Position                   ($)           ($)           ($)         Awards ($)   Options (#)   Compensation
Tsan-Kun Wu, President     2001       $0           $0             $0                $0         $0            $0
   and Chairman of the
   Board (1)               2002       $0           $0                               $0                       $0

(1) Mr. Wu's salary is paid by TKE, the owner of a majority of the Company's shares. Ltd.

2001 STOCK OPTION PLAN

         The Company adopted the 2001 Stock Incentive Plan on October 11, 2001. The plan provides for grants of options and other incentive awards to employees, officers, directors and consultants.

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

         STOCK OPTION GRANTS IN LAST FISCAL YEAR.

         There were no grants of stock options during the fiscal year ended December 2000 to Mr. Wu.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number of shares of common stock beneficially owned as of March 26, 2003 by (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares and the address of each person is c/o Tsann Kuen Group, 6F, No. 2, Shinhu 3[rd] Rd., Neihu Chiu, Taipei, Taiwan:

                                                          Beneficial
                                                           Ownership
                                                        of Common Stock                Current
Name and Address                                                                Percent of Class (1)
-----------------------------------                     ---------------         --------------------
Tsan Kun Wu (2)                                              523,263                  2.49%

Tsann Kuen Enterprise Co., Ltd. (3).                      14,000,000                 66.67%

Hsing Chuang (4)                                              16,539                      *

Fang-Chuan Lin                                                     0                     0%

Wen-Fang Yang                                                      0                     0%

Ching-Lun Yu                                                       0                     0%

Te-Jung Chien(5)                                              12,087                      *

Ko-Ta Chang                                                        0                     0%

All Directors and Executive Officers                         551,888                  2.63%
as a Group (7 persons)

-----------------------------
*        Less than one percent.

(1) Based on 21,000,024 shares of Common Stock actually outstanding as March _25, 2003.

(2) Mr. Wu by virtue of his 3.74% ownership interest in TKE is deemed to beneficially own these shares.

(3)      Owned of record by TKE.

(4) Mr. Chuang by virtue of his ownership interest in TKE is deemed to beneficially own these shares.

(5) Mr. Chien by virtue of his ownership interest in TKE is deemed to beneficially own these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For the years ending December 31, 2001 and 2002, there were a number of related party transactions between affiliated companies. These transactions are more particularly described in Note 9 to the Company's financial statements. The details of these transactions and the applicable agreements will be filed in an amendment to this annual report on 10-KSB.

         In addition, TK USA and TKE are parties to a certain Product Design Contract dated January 1, 2002. During the year ended December 31, 2002, TKE paid design fees of $954,500 to TK USA.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

3.1      Articles of Incorporation of Access Network Corporation*

3.2      Bylaws*

3.3 Certificate of Amendment to Articles of Incorporation changing name to EUPA International Corporation**

4.1 Specimen Certificate representing shares of EUPA International common stock.

10.1 Exchange Agreement, dated as of October 10, 2001 by and among EUPA, TKE, TK USA, Marci Evans and Michael Stankiewicz.**

10.2     EUPA International Corporation 2001 Stock Incentive Plan.***

10.3 Option Agreement dated December 27, 2001 by and between Tsann Pao Co. and EUPA.***

10.4     Product Design Contract by and between TKE and TK USA****

21       Subsidiaries***

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act****

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act****

--------------
* Filed as part of THE COMPANY'S Registration Statement on Form 10-SB with the Securities and Exchange Commission on June 29, 1999.

** Filed as part of a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2001.

*** Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2001

****     Filed herewith.

         (b)      Reports on Form 8-K

         None.

ITEM 14. CONTROLS AND PROCEDURES.

         Within 90 days of the filing of this Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the Company's most recent evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EUPA INTERNATIONAL CORPORATION

                                   By  /s/ Tsan-Kun Wu
                                      ------------------------------------------
                                       Tsan-Kun Wu
                                       President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                  Title                                   Date
      -----------                                -------                                 ------
  /s/ Tsan-Kun Wu                President, Chief Executive Officer and                March 31, 2003
-----------------------------    Director
Tsan-Kun Wu

  /s/ Ching-Lun Yu               Chief Financial Officer, Treasurer and                March 31, 2003
-----------------------------    Director
Ching-Lun Yu

  /s/ Wen-Fang Yang              Director                                              March 31, 2003
-----------------------------
Wen-Fang Yang

  /s/ Te-Jung Chien              Director                                              March 31, 2003
-----------------------------
Te-Jung Chien

  /s/ Hsing Chuang               Director                                              March 31, 2003
-----------------------------
Hsing Chuang

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, TSAN-KUN WU, President and Chief Executive Officer (principal executive officer) of EUPA International Corporation (the "Registrant"), certifies that:

1. I have reviewed this annual report on Form 10-KSB of EUPA International Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

/s/ Tsan-Kun Wu
----------------------
Tsan-Kun Wu
Date: March 31, 2003

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Ching-Lun Yu, Chief Financial Officer (principal financial officer) of EUPA International Corporation (the "Registrant"), certifies that:

1. I have reviewed this annual report on Form 10-KSB of EUPA International Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

/s/ Ching-Lun Yu
---------------------
Ching-Lun Yu
Date: March 31, 2003

                                  EXHIBIT INDEX

EXHIBIT NO.                                  DESCRIPTION
-----------                                  ------------
10.4              Product Design Contract, dated January 1, 2002, by and between Tsann
                  Kuen USA Inc. and Tsann Kuen Enterprise Co., Ltd.

99.1              Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2              Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act