Form 10QSB
period 2003-03-31
EUPA INTERNATIONAL CORP /NV/
filed 2003-05-15
CIK 1084382

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003
                        Commission file number 000-26539



                         EUPA International Corporation
       (Exact name of small business issuer as specified in its charter)

             Nevada                                      88-0409450
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

89 N. San Gabriel Boulevard, Pasadena, California              91107
-------------------------------------------------              -----
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

      As of May 15, 2003, the issuer had outstanding 20,900,000 shares of its Common Stock, $0.001 par value.

                      PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      The unaudited financial statements of EUPA International Corporation and its subsidiaries, Tsann Kuen U.S.A. Inc. and Union Channel Ltd. (collectively, the "Company" and sometimes as "we", "us" or "EUPA"), as at and for the period ending March 31, 2003 were prepared by management and commence on the following page. In the opinion of management the financial statements fairly present the financial condition of the Company.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2003

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003


                                TABLE OF CONTENTS


Consolidated Statements of Financial Position                         F-1

Consolidated Statements of Operations                                 F-2

Consolidated Statements of Cash Flow                                  F-3

Consolidated Statements of Changes in Stockholders' Equity            F-4

Notes to Consolidated Financial Statements                            F-5

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                     ASSETS

                                                     March 31, 2003
                                                      (Unaudited)        December 31, 2002
                                                      -----------        -----------------
Current Assets
    Cash and cash equivalents                          $ 3,173,184          $ 3,148,655
    Accounts receivable, net                             2,920,168            3,110,482
                                                       -----------          -----------
        Total Current Assets                             6,093,352            6,259,137
                                                       -----------          -----------

Fixed Assets
    Property, furniture and equipment (net)                871,979              886,412
                                                       -----------          -----------
        Total Fixed Assets                                 871,979              886,412
                                                       -----------          -----------

Other Assets
    Intangible assets, net                                 335,540              338,400
    Deposits                                                 8,370                8,370
                                                       -----------          -----------
        Total Other Assets                                 343,910              346,770
                                                       -----------          -----------
    Total Assets                                       $ 7,309,241          $ 7,492,319
                                                       ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses              $   248,319          $    37,878
    Accounts payable and accrued expenses,
      related parties                                  $ 4,875,063          $ 5,284,559
    Income taxes payable                                    31,473               30,681
                                                       -----------          -----------
    Total Current Liabilities                            5,154,855            5,353,118

Deposits payable                                             4,100                4,100
                                                       -----------          -----------
    Total Liabilities                                    5,158,955            5,357,218
                                                       -----------          -----------

Stockholders' Equity
    Common stock, $.001 par value, 25,000,000
      shares authorized, 20,900,000
      issued and outstanding                                20,900               20,900
    Stock subscription receivable                           (7,000)              (7,000)
    Additional paid in capital                           1,919,703            1,914,203
    Retained earnings (deficit)                            216,683              206,998
                                                       -----------          -----------
    Total Stockholders' Equity                           2,150,286            2,135,101
                                                       -----------          -----------
    Total Liabilities and Stockholders' Equity         $ 7,309,241          $ 7,492,319
                                                       ===========          ===========

            See Notes to Condensed Consolidated Financial Statements

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                       ------------------
                                                  March 31,          March 31,
                                                    2003               2002
                                                    ----               ----
Sales, net                                      $          0       $ 13,053,175
Service and fee income                                90,109             34,198
                                                ------------       ------------
    Total Sales                                       90,109         13,087,373

Cost of sales                                          5,535         12,727,690
                                                ------------       ------------
    Gross profit                                      84,574            359,683

General and administrative expenses                  100,524            362,096
                                                ------------       ------------
    Income (loss) from operations                    (15,950)            (2,413)
                                                ------------       ------------
Other (Income) Expense
    Interest income                                   (8,867)              (546)
    Rental income                                    (14,460)           (16,694)
    Other Income                                      (3,908)                 0
                                                ------------       ------------
    Total Other (Income) Expense                     (27,235)           (17,240)
                                                ------------       ------------
    Income (loss)  before income taxes                11,285             14,827
Provision for income taxes                             1,600             15,826
                                                ------------       ------------
    Net income (loss)                           $      9,685       ($       999)
                                                ============       ============

    Net income (loss) per share (basic and
    diluted)
      Basic                                     $      0.000       ($     0.000)
      Diluted                                   $      0.000       ($     0.000)

    Weighted average number of shares
      Basic                                       20,900,000         20,100,000
      Diluted                                     20,900,000         20,100,000

            See Notes to Condensed Consolidated Financial Statements

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                  ------------------
                                                              March 31,          March 31,
                                                                2003               2002
                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (loss)                                       $      9,685       $       (999)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
    Depreciation and Amortization                                 21,197             16,990
    Stock issued for services                                      5,500              5,500
    Decrease (Increase) in receivables                           190,314            164,270
    Decrease (Increase) in receivables, related party                  0        (13,058,190)
    Decrease (Increase) in prepaid expenses                            0             (5,177)
    (Decrease) Increase in accounts payable
      and accrued expenses                                       210,441            363,963
    (Decrease) Increase in accounts payable
      and accrued expenses, related party                       (409,496)        12,516,044
    (Decrease) Increase in income taxes payable                      792                  0
                                                            ------------       ------------
    Total Adjustments                                             18,748              3,400
                                                            ------------       ------------
    Net cash provided by operations                               28,433              2,401
                                                            ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in intangible assets                                 (3,904)                 0
    Purchase of fixed assets                                           0            (58,317)
                                                            ------------       ------------
    Net cash used in investing activities                         (3,904)           (58,317)
                                                            ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of stock                                                      0                  0
                                                            ------------       ------------
    Net cash provided by financing activities                          0                  0
                                                            ------------       ------------
    Net change in cash and cash equivalents                       24,529            (55,916)
                                                            ------------       ------------
    Cash and cash equivalents at beginning of period           3,148,655            490,667
                                                            ------------       ------------
    Cash and cash equivalents at end of period              $  3,173,184       $    434,751
                                                            ============       ============
    Supplemental cash flows disclosures:
        Income tax payments                                 $          0       $     35,500
                                                            ------------       ------------
        Interest payments                                   $          0       $          0
                                                            ------------       ------------
        Non cash investing and financing activities:

            Stock issued for services                       $      5,500       $      5,500

            See Notes to Condensed Consolidated Financial Statements

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                       March 31, 2003   December 31, 2002
                                                       --------------   -----------------
Retained (deficits)
    Balance at beginning of period                       $   206,998       $   560,815
    Net income (loss)                                          9,685          (353,817)
                                                         -----------       -----------
    Balance at end of period                                 216,683           206,998
                                                         -----------       -----------
Common stock, par value $.001 (thousands of shares)
    Balance at beginning of period                            20,900            20,000
    Issuance of common stock                                       0               900
                                                         -----------       -----------
    Balance at end of period                                  20,900            20,900
                                                         -----------       -----------
Additional paid in capital
    Balance at beginning of period                         1,914,203         1,884,103
    Issuance of common stock                                       0             8,100
    Issuance of stock options for service                      5,500            22,000
                                                         -----------       -----------
    Balance at end of period                               1,919,703         1,914,203
                                                         -----------       -----------
Stock subscription receivable
    Balance at beginning of period                            (7,000)                0
    Issuance of common stock                                       0            (7,000)
    Payment for common stock                                       0                 0
                                                         -----------       -----------
    Balance at end of period                                  (7,000)           (7,000)
                                                         -----------       -----------
Total stockholders' equity at end of period              $ 2,150,286       $ 2,135,101
                                                         ===========       ===========

            See Notes to Condensed Consolidated Financial Statements

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

Union was established to become the leading outsource supplier for TKE in Asia and Europe. Union has sales and purchasing arrangements with TKE, Tsann Kuen China Enterprise Co., Ltd. ("TKC") and Tsann Kuen China (Shanghai) Enterprise Co., Ltd. ("TKS"), all are related parties. TKC and TKS are operating subsidiaries of TKE. Included in accounts receivable from related parties at March 31, 2003 is approximately $2,829,667. Included in accounts payable as of March 31, 2003 is approximately $4,557,179 to related parties. The activities of Union have been discontinued beginning in the third quarter of 2002.

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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by EUPA International Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2002.

Basis of Consolidation - The consolidated financial statements for 2003 and 2002 include the accounts of EUPA and its wholly owned subsidiaries, TK USA and Union Channel. All references herein to the Company included the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of March 31, 2003 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

Translation Adjustments - As of March 31, 2003 the accounts of Union Channel were maintained, and its financial statements were expressed, in Hong Kong dollars. Such financial statements were translated into U.S. dollars in accordance with SFAS 52 "Foreign Currency Translation", with the Hong Kong dollar as the functional currency. According to the statement all assets and liabilities were translated at the current exchange rate, stockholder's equity accounts are translated at the historical rates and income statement items are translated at the average exchange rates for the period.

As of March 31, 2003 the exchange rate between Hong Kong dollars and U.S. dollars is HK$1 equals U.S.$0.128213. This exchange rate also approximates the average for the three months ended March 31, 2003, as such, for the three months ended March 31, 2003 there is no material translation adjustment recorded on the books.

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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

In 1996, SFAS No 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model where applicable, or alternatively a book value approach. During the three months ended March 31, 2003 and 2002, the company recognized consulting expenses of $5,500 for the granting of stock options to non-employees.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 3 - CONCENTRATION - RELATED PARTY TRANSACTIONS

The Company had one major customer during the three months ended March 31, 2003. Fees charged to this customer, TKE, a related party, were approximately $90,000. Included in accounts receivable is $90,000 from TKE. See Note 1 regarding other related party receivables as of March 31, 2003.


NOTE 4 - COMMON STOCK

The Company granted 750,000 warrants with an exercise price of $0.001 as a broker commission in assisting to consummate the transaction. These warrants approximated a value of $80,000, which has been netted out in the equity section.

In December 2001, the Company issued an option to purchase 1,000,000 shares of the Company's stock at an exercise price of $0.001, vesting over a period of five years. The optionee is a subsidiary of TKE. The options were issued in exchange for future ongoing marketing services to be rendered to the Company by such subsidiary. The per unit weighted-average fair value of unit options granted was $0.11 at the date of grant using a book value approach. The book value approach best estimated the value of the services to be provided. During the three months ended March 31, 2003 the Company recognized consulting expenses of $5,500 for the granting of stock options to non-employees.

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

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 2002 and notes thereto.

      EUPA International Corporation (formerly Access Network Corporation)was incorporated on September 8, 1998 under the laws of the State of Nevada. TK USA was incorporated under the laws of the State of Illinois in June 1990. On October 23, 2001, TK USA became a wholly owned subsidiary of EUPA through a transaction accounted for as a reverse merger. In the transaction, EUPA acquired all of the issued and outstanding capital stock of TK USA from Tsann Kuen Enterprise Co., Ltd. ("TKE") pursuant to an Exchange Agreement dated as of October 10, 2001 by and among TKE, TK USA and EUPA (the "Exchange Agreement"). Pursuant to the Exchange Agreement, TK USA became a wholly owned subsidiary of EUPA and, in exchange for the TK USA shares, EUPA issued 12,000,000 shares of its common stock to TKE, representing 60% of the issued and outstanding capital stock of EUPA at that time. Prior to the merger, EUPA had nominal business activity. This activity is not material to the historical financial statements of TK USA, and therefore pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. For accounting purposes, TK USA has been treated as the acquirer and, accordingly, TK USA is presented as the continuing entity, and the historical financial statements are those of TK USA through the date of the Exchange Agreement. From the date of the Exchange Agreement forward, the activity of EUPA includes its parent level expenses and the operations of its two wholly owned subsidiaries, TK USA and Union Channel Limited.

      EUPA commenced operations in Asia during the March 31, 2002 quarter through Union Channel Limited. Union Channel was incorporated in Hong Kong in January 2002. Union Channel was formed to be the leading supplier of TKE products in Asia and Europe. However, Union Channel was not intended to have independent operations. All of its purchases were made from TKE and all of its sales were made to TKC China, an operating subsidiary of TKE.

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

      To partially offset the effect of the discontinuation of the Union Channel's operations, management has determined to accelerate its plan to derive revenues from EUPA's research and development activities. EUPA's TK USA subsidiary devotes significant time and resources to the design and development of small appliances. Some of TKE's products are the result of TK USA's design efforts. Beginning in the third quarter of 2002, pursuant to a Product Design Contract TK USA began to receive fees for market research, product design and product engineering. The fees will be based upon the type of product and the difficulty of design. In addition TK USA will receive ongoing royalties for patents used starting in 2003.

RESULTS OF OPERATIONS

      The consolidated financial statements for the three months ended March 31, 2003 and 2002 include the accounts of EUPA and its wholly owned subsidiaries, TK USA and Union Channel.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH
31, 2002

      REVENUE. During the three months ended March 31, 2003, operating revenues were $90,109, down from $13,087,373 in the comparable period in fiscal year 2002. The significant difference was due to the change of the business operations to focus exclusively on design and research. All of the revenues during the first quarter were generated from design fees. TK USA has been engaged in the design and development of small home appliances for TKE for a long time. Until recently, no fee was charged by TK USA to TKE for the services rendered. Design services are currently provided to TKE pursuant to a design service agreement between TK USA and TKE which expires on December 31, 2004. Under the Agreement, TK USA receives a design fee. The fees are based upon the complexity of the design with payment made quarterly. TK USA is also entitled to the royalty fee on patents used by TKE. The details of the royalty fee agreement is still under negotiation and, accordingly, no royalty income was recognized during the first quarter. Once determined, the revenues generated from the patents used by TKE will begin to be booked in the second quarter. The sales commission arrangement with TKE and

TKC was terminated with the cessation of the Union Channel. Therefore, EUPA's revenues in the future will be exclusively from design and royalty fees.

      GROSS PROFIT. The gross profit was $84,574 during the first quarter of fiscal year 2003 as the cost of sales totalled only $5,535 for selling and marketing expenses that were incurred in TK USA's efforts to maintain the existing customers in the North American market.

      OPERATING EXPENSES. Operating expenses, consisting of general and administrative expenses were $100,524 for the three months ended March 31, 2003 compared with the $362,096 in the same period fiscal year 2002. The items included accounting fees, amortization and depreciation expenses, wages and salaries and legal professional service expenses. The reason of the dramatic difference was the termination of the Union Channel operations which led to a significant reduction in operating expenses. The loss from operations was $(15,950) and $(2,413) for the three months ended March 31, 2003 and 2002, respectively.

      Net Income (Loss): For the three months ended March 31, 2003 the Company realized a net profit of $9,685, compared to net loss of $999 for the three months ended March 31, 2002. The net profit was a result of the non-operating activities. Non-operating income for the three months ended March 31, 2003 was $27,235 compared with $17,240 in the same period for the year 2002. Included in non-operating income was $8,667 of interest income, $14,460 of rental income and $3,908 of other income for the first three months of 2003. During the three months ended March 31, 2002, there was only $546 of interest income and $16,694 of rental income. The income taxes for the first quarter of the fiscal years 2003 and 2002 were $1,600 and $15,826, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $3,173,184 and $3,148,655 as of March 31, 2003 and 2002, respectively. The Company's current assets totalled $6,093,352 and $6,259,137 on March 31, 2003 and 2002, respectively. The Company's current liabilities were $5,154,855 and $5,353,118 on March 31, 2003 and 2002, respectively. Working capital was $938,497 and $906,019 as of March 31, 2003 and 2002, respectively. Therefore, the Company is confident that its short-term financial needs will be met by maintaining the adequate working capital. During the three months ended March 31, 2003, net cash provided by operating activities was $28,433. This represents an increase from $2,401 of net cash provided by operating activities during the same period in 2002. Cash used in investing activities was $(3,907), which consisted of the costs associated with the obtaining of patent rights compared with the cash used of $(58,317) in purchase of fixed assets during the three months ended March 31, 2002. The net cash change was $24,526 and $(58,317) for the first quarter of 2003 and 2002, respectively.

      Capital expenditures. There were no capital expenditures for the three months ended March 31, 2003.

      Working Capital Requirements. Cash needs of the Company are currently met by the Company's operations. The Company believes it will be able to generate revenues from the design fee and future royalties to provide the necessary cash flow to meet anticipated working capital requirements. From time to time, the Company's daily operation is supported by advances from TKE if EUPA temporarily encounters money shortage. The loans are repaid from EUPA's revenue. Therefore, the management believes that its current financial resources are sufficient to finance its operations for TK USA and obligations for the long and short terms. The Company believes that its product design fees and ongoing royalties with TKE will provide adequate working capital for the expenses for its operations. However, the Company's actual working capital needs for the long and short term will depend upon numerous factors, including the Company's operating results, competition, and the availability of existing credit facilities for TKE, none of which can be predicted with certainty.


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

MANY OF THE COMPANY'S EMPLOYEES WILL ALSO PERFORM SERVICES FOR TKE WHICH COULD RESULT IN THEIR ATTENTION BEING DIVERTED FROM THE COMPANY'S BUSINESS.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

      Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard

                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits.


      99.1 Certification of Tsan-Kun Wu pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of Ching-Lun Yu pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2003

                                    EUPA INTERNATIONAL CORPORATION


                                    By: /s/ Ching-Lun Yu
                                        -------------------------------------
                                        Name: Ching-Lun Yu
                                        Title: C.F.O.

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


/s/ Tsan - Kun Wu
----------------------------
Tsan-Kun Wu
Date: May 15, 2003

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


/s/ Ching-Lun Yu
----------------------------
Ching-Lun Yu
Date: May 15, 2003