Form 10QSB
period 2003-06-30
EUPA INTERNATIONAL CORP /NV/
filed 2003-08-14
CIK 1084382

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003
                        Commission file number 000-26539


                         EUPA International Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                       88-0409450
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or  organization)

89 N. San Gabriel Boulevard, Pasadena, California                    91107
--------------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)

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

      As of June 30, 2003, the issuer had outstanding 20,900,000 shares of its Common Stock, $0.001 par value.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      The unaudited financial statements of EUPA International Corporation and its subsidiaries, Tsann Kuen U.S.A. Inc. and Union Channel Ltd. (collectively, the "Company" and sometimes as "we", "us" or "EUPA"), as at and for the period ending June 30, 2003 were prepared by management and commence on the following page. In the opinion of management the financial statements fairly present the financial condition of the Company.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2003

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

                                TABLE OF CONTENTS

Consolidated Statements of Financial Position                                 2

Consolidated Statements of Operations                                         3

Consolidated Statements of Cash Flow                                          4

Consolidated Statements of Changes in Stockholders' Equity                    5

Notes to Consolidated Financial Statements                                    6

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS
                                     ------

                                                                   June 30, 2003
                                                                    (Unaudited)   December 31, 2002
                                                                    -----------   -----------------
Current Assets
          Cash and cash equivalents                                 $  557,886        $3,148,655
          Accounts receivable, related parties, net                    663,993         3,110,482
          Accounts receivable, other                                         0                 0
          Prepaid expenses                                                   0                 0
          Deferred income taxes                                              0                 0
                                                                    ----------        ----------
                  Total Current Assets                               1,221,879         6,259,137
                                                                    ----------        ----------
Fixed Assets
          Property, furniture and equipment (net)                      858,404           886,412
                                                                    ----------        ----------
                 Total Fixed Assets                                    858,404           886,412
                                                                    ----------        ----------
Other Assets
          Intangible assets, net                                       348,354           338,400
          Deposits                                                       8,370             8,370
                                                                    ----------        ----------
                  Total Other Assets                                   356,724           346,770
                                                                    ----------        ----------
          Total Assets                                              $2,437,007        $7,492,319
                                                                    ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                      ----------

Current Liabilities
          Accounts payable and accrued expenses                     $  153,408        $   37,878
          Accounts payable and accrued expenses,
               related parties                                         127,041         5,284,559
          Income taxes payable                                          31,527            30,681
                                                                    ----------        ----------
          Total Current Liabilities                                    311,976         5,353,118
Deposits payable                                                         4,100             4,100
                                                                    ----------        ----------
          Total Liabilities                                            316,076         5,357,218
                                                                    ----------        ----------
Stockholders' Equity
          Common stock, $.001 par value, 25,000,000
               shares authorized, 20,900,000
               issued and outstanding, respectively                     20,900            20,900
          Additional paid in capital                                 1,918,203         1,907,203
          Cumulative foreign-exchange translation adjustment               294                 0
          Retained earnings                                            181,534           206,998
                                                                    ----------        ----------
          Total Stockholders' Equity                                 2,120,931         2,135,101
                                                                    ----------        ----------
          Total Liabilities and Stockholders' Equity                $2,437,007        $7,492,319
                                                                    ==========        ==========

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended                          Six Months Ended
                                                    ---------------------------------         ---------------------------------
                                                      June 30,             June 30,             June 30,             June 30,
                                                        2003                 2002                 2003                 2002
                                                    ------------         ------------         ------------         ------------
Sales, net                                          $          0         $ 19,338,858         $          0         $ 32,392,033
Service and fee income                                   199,891                    0              290,000                    0
                                                    ------------         ------------         ------------         ------------
          Total Sales                                    199,891           19,338,858              290,000           32,392,033
Cost of sales                                                449           18,839,900                5,984           31,567,590
                                                    ------------         ------------         ------------         ------------
          Gross profit                                   199,442              498,958              284,016              824,443
General and administrative expenses                      257,933              482,596              358,457              844,692
                                                    ------------         ------------         ------------         ------------
          Income (loss) from operations                  (58,491)              16,362              (74,441)             (20,249)
                                                    ------------         ------------         ------------         ------------
Other (Income) Expense
          Interest income                                 (8,605)              (5,314)             (17,472)              (5,860)
          Rental income                                  (14,577)             (19,540)             (29,037)             (36,234)
          Bad debt expense                                     0                  660                    0                  660
          Miscellaneous                                     (160)              34,075               (4,068)                (123)
          Interest expense                                     0               16,406                    0               16,406
                                                    ------------         ------------         ------------         ------------
          Total Other (Income) Expense                   (23,342)              26,287              (50,577)             (25,151)
                                                    ------------         ------------         ------------         ------------
          Income (loss)  before income taxes             (35,149)              (9,925)             (23,864)               4,902
Provison for income taxes                                      0               67,436                1,600               83,262
                                                    ------------         ------------         ------------         ------------
          Net income (loss)                         ($    35,149)        ($    77,361)        ($    25,464)        ($    78,360)
                                                    ============         ============         ============         ============
          Net loss per share (basic and
          diluted)
               Basic                                ($     0.002)        ($     0.004)        ($     0.001)        ($     0.004)
               Diluted                              ($     0.002)        ($     0.004)        ($     0.001)        ($     0.004)
          Weighted average number of shares
               Basic                                  20,900,000           20,100,000           20,900,000           20,100,000
               Diluted                                22,650,000           21,850,000           22,650,000           21,850,000

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                   --------------------------------
                                                                                    June 30,             June 30,
                                                                                      2003                 2002
                                                                                   -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income (loss)                                                        ($   25,464)        ($    78,360)
Adjustments to reconcile net loss to net cash used in operating activities:
          Amortization                                                                  15,309                5,500
          Depreciation                                                                  28,907               22,980
          Stock issued for services                                                     11,000                5,500
          Translation adjustments                                                          294                    0
          Decrease (Increase) in receivables                                         2,446,489          (11,551,997)
          Decrease (Increase) in other receivables                                           0               (1,796)
          Decrease (Increase) in prepaid expenses                                            0              (39,549)
          (Decrease) Increase in accounts payable
               and accrued expenses                                                 (5,041,988)          12,526,868
          (Decrease) Increase in income taxes payable                                      846               83,262
                                                                                   -----------         ------------
          Total Adjustments                                                         (2,539,143)           1,050,768
                                                                                   -----------         ------------
          Net cash provided by operations                                           (2,564,607)             972,408
                                                                                   -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
          Increase in intangible assets                                                (25,263)             (92,873)
          Purchase of fixed assets                                                        (899)                   0
                                                                                   -----------         ------------
          Net cash used in investing activities                                        (26,162)             (92,873)
                                                                                   -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
          Sale of stock                                                                      0                2,000
                                                                                   -----------         ------------
          Net cash provided by financing activities                                          0                2,000
                                                                                   -----------         ------------
          Net change in cash and cash equivalents                                   (2,590,769)             881,535
                                                                                   -----------         ------------
          Cash and cash equivalents at beginning of year                             3,148,655              490,667
                                                                                   -----------         ------------
          Cash and cash equivalents at end of period                               $   557,886         $  1,372,202
                                                                                   ===========         ============
          Supplemental cash flows disclosures:
               Income tax payments                                                 $       800         $     35,000
                                                                                   -----------         ------------
               Interest payments                                                   $         0         $     16,406
                                                                                   -----------         ------------
               Non cash investing and financing activities:
                    Stock issued for services                                      $    11,000         $      5,500
                                                                                   -----------         ------------

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                          June 30, 2003
                                                           (Unaudited)      December 31, 2002
                                                           -----------      -----------------
Common stock, par value $.001 (thousands of shares)
          Balance at beginning of period                   $    20,900         $    20,000
          Issuance of common stock                                   0                 900
                                                           -----------         -----------
          Balance at end of period                              20,900              20,900
                                                           -----------         -----------
Additional paid in capital
          Balance at beginning of period                     1,914,203           1,884,103
          Issuance of common stock                                   0               8,100
          Issuance of stock options for service                 11,000              22,000
                                                           -----------         -----------
          Balance at end of period                           1,925,203           1,914,203
                                                           -----------         -----------
Stock subscription receivable
          Balance at beginning of period                        (7,000)                  0
          Issuance of common stock                                   0              (7,000)
                                                           -----------         -----------
          Balance at end of period                              (7,000)             (7,000)
                                                           -----------         -----------
Cumulative foreign-exchange translation adjustment
          Balance at beginning of year                               0                   0
          Foreign currency translation                             294                   0
                                                           -----------         -----------
          Balance at end of year                                   294                   0
                                                           -----------         -----------
Retained earnings
          Balance at beginning of period                       206,998             560,815
          Net income (loss)                                    (25,464)           (353,817)
                                                           -----------         -----------
          Balance at end of period                             181,534             206,998
                                                           -----------         -----------
Total Stockholders' Equity at end of period                $ 2,120,931         $ 2,135,101
                                                           ===========         ===========

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

Union was established to become the leading outsource supplier for TKE in Asia and Europe. Union had sales and purchasing arrangements with TKE, Tsann Kuen China Enterprise Co., Ltd. ("TKC") and Tsann Kuen China (Shanghai) Enterprise Co., Ltd. ("TKS"), all are related parties. TKC and TKS are operating subsidiaries of TKE. Included in accounts receivable from related parties at June 20, 2003 is approximately $463,175. Included in accounts payable as of June 30, 2003 is approximately $116,770 to related parties. The activities of Union were discontinued beginning in the third quarter of 2002.

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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by EUPA International Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2002.

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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of June 30, 2003 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

Translation Adjustments - As of June 30, 2003 and 2002, the accounts of Union Channel were maintained, and its financial statements were expressed, in Hong Kong dollars. Such financial statements were translated into U.S. dollars in accordance with SFAS 52 "Foreign Currency Translation", with the Hong Kong dollar as the functional currency. According to the statement all assets and liabilities were translated at the current exchange rate, stockholder's equity accounts are translated at the historical rates and income statement items are translated at the average exchange rates for the period.

As of June 30, 2003 and 2002, the exchange rates between the Hong Kong dollar and the U.S. dollar was HK$1=US$0.12830 and US$0.12821 and the average exchange rate for the six months ended June 30, 2003 and 2002 was HK$1=US$0.12824 and US$0.12820 respectively.

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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

In 1996, SFAS No 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model where applicable, or alternatively a book value approach. During the six months ended June 30, 2003 and 2002, the company recognized consulting expenses of $11,000 and $5,500 for the granting of stock options to non-employees.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 3 - COMPENSATED ABSENCES

All full time regular covered employees are eligible for vacation with pay according to the following schedule: After one (1) full year of continuous full time employment five (5) days of vacation, after two (2) full years of continuous full time employment eight (8) days of vacation, after three full years of continuous full time employment twelve (12) days vacation, after four full years of continuous full time employment sixteen (16) days vacation, and after five full years of continuous full time employment twenty (20) days vacation leave. The date of employment on a full time permanent basis will be considered the anniversary date for vacation purposes. When a regular full time employee has completed fifty-two (52) weeks of continuous employment he/she will be considered as having earned the aforementioned vacation benefits. At the end of each year and at termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2003 vacation liability exists in the amount of $7,719.

NOTE 4 - CONCENTRATION - RELATED PARTY TRANSACTIONS

The Company had one customer during the six months ended June 30, 2003. Fees charged to this customer, TKE, a related party, were approximately $290,000. Included in accounts receivable is $200,501 from this customer as of June 30, 2003.

NOTE 5 - COMMON STOCK

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

In December 2001, the Company issued an option to purchase 1,000,000 shares of the Company's stock at an exercise price of $0.001, vesting over a period of five years. The options were issued in exchange for future ongoing marketing services to be rendered to the Company by a related company. The per unit weighted-average fair value of unit options granted was $0.11 at the date of grant using a book value approach. The book value approach best estimated the value of the services to be provided. During the six months ended June 30, 2003 and 2002 the Company recognized consulting expenses of $11,000 and $5,500 for the granting of stock options to non-employees.

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

      However, after two quarters of operation, management determined that Union Channel could not efficiently operate in Asia and Europe because it did not have the requisite human resources and customer support, and to put this infrastructure in place would not be cost-efficient. As a result, management discontinued Union Channel's operations in the third quarter of 2002 so that EUPA could focus on searching for more profitable business opportunities in the

United States or internationally. This will materially reduce EUPA's revenues for the balance of the year, although management does not believe that it will have a material impact on net operating results.

      To partially offset the effect of the discontinuation of Union Channel's operations, management has determined to accelerate its plan to derive revenues from EUPA's research and development activities. EUPA's TK USA subsidiary devotes significant time and resources to the design and development of small appliances. Some of TKE's products are the result of TK USA's design efforts. Beginning in the third quarter of 2002, pursuant to a Product Design Contract TK USA began to receive fees for market research, product design and product engineering. The fees will be based upon the type of product and the difficulty of design. In addition TK USA will receive ongoing royalties for patents used starting in 2003.

RESULTS OF OPERATIONS

      The consolidated financial statements for the three months and six months ended June 30, 2003 and 2002 include the accounts of EUPA and its wholly owned subsidiaries, TK USA and Union Channel.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

      REVENUE. During the three months ended June 30, 2003, operating revenues were $199,891, down from $19,338,858 in the comparable period in fiscal year 2002. The significant difference was due to the change of the business operations to focus exclusively on design and research. All of the revenues during the second quarter were generated from design fees. TK USA has been engaged in the design and development of small home appliances for TKE for a long time. Until recently, no fee was charged by TK USA to TKE for the services rendered. Design services are currently provided to TKE pursuant to a Product Design Contract between TK USA and TKE which expires on December 31, 2004. Under the agreement, TK USA receives a design fee. The fees are based upon the complexity of the design with payment made quarterly. TK USA is also entitled to a royalty fee on patents used by TKE. The details of the royalty fee agreement are still under negotiation and, accordingly, no royalty income was recognized during the second quarter. Once determined, the revenues generated from the patents used by TKE will begin to be booked retrospectively from the second quarter of fiscal year 2003.

      GROSS PROFIT. Gross profit was $199,442 during the second quarter of fiscal year 2003 as compared to $498, 958 in the same period of 2002. The decrease in gross profit was a direct result of the discontinuance of Union Channel operations. The cost of sales for the second quarter of 2002 totaled $449 as compared to $18,839,900 for the same period of 2002, as nominal selling and marketing expenses were incurred in TK USA's efforts to maintain the existing customers in the North American market.

      OPERATING EXPENSES. Operating expenses, consisting of general and administrative expenses were $257,933 for the three months ended June 30, 2003 as compared to $482,596 in the same period of fiscal year 2002. The items included accounting fees, amortization and depreciation expenses, wages and salaries and legal professional service expenses. The significant decrease in operating expenses was a direct result of the discontinuance of Union

Channel operations. The income (loss) from operations were $(58,491) and $16,362 for the three months ended June 30, 2003 and 2002, respectively.

      NET INCOME (LOSS): For the three months ended June 30, 2003 the Company realized a net loss of $(35,149) as compared to a net loss of $(77,361) for the three months ended June 30, 2002. The non-operating income for the three months ended June 30, 2003 was $23,342 as compared with $(26,287) of non-operating expenses in the same period for the year 2002. Included in non-operating items were interest income and expenses, rental income, etc. The income taxes for the second quarter of the fiscal years 2003 and 2002 were $0 and $67,436 respectively.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

      REVENUES. Operating revenues decreased for the six months ended June 30, 2003 to $290,000 from $32,392,033 in the comparable period in 2002. The significant decrease in operating revenue was a direct result of the cessation of Union Channel operations in the third quarter of 2002 and the resulting change of business focus for Eupa to design and research activities in the fourth quarter of 2002. Cost of sales were $5,984 and $31,567,590 for the six month period ended June 30, 2003 and 2002, respectively. 2003 cost of sales reflect the sales effort to maintain existing customers in the United States, while the 2002 figure consisted primarily of cost of goods sold in connection with Union Channel operations. Gross profits were $284,016 and $824,443 for the six months ended June 30, 2003 and 2002, respectively.

      OPERATING EXPENSES. Operating expenses, consisting of selling, general and administrative expenses decreased to $358,457 for the six month period ended June 30, 2003 as compared to $844,692 for the six month period ended June 30, 2002. The decrease was largely attributable to the decrease in operating expenses of Union Channel, which ceased operations in the third quarter of 2002. EUPA's and TKE USA's operating expenses for the six months ended 2002 consisted generally of sales and marketing related expenses for efforts in the United States. The service income arrangement with Union Channel, effective January 2002, provided EUPA (inclusive of TKE USA) with service fee income equivalent to 1.1% of operating expenses, inclusive on all non cash expense items. The service income arrangement was terminated upon cessation of Union Channel's operations. The operating expenses for the six months ended June 30, 2003 consisted primarily of TK USA's research and development, sales and marketing related expenses.

      NET INCOME (LOSS). For the six months ended June 30, 2003, the Company realized a net loss of $(25,464), as compared to a net loss of $(78,360) for the six months ended June 30, 2002. The first half of 2003 includes a tax provision approximating $1,600 as compared to $83,262 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents were $557,886 at June 30, 2003 and $3,148,655 at December 31, 2002. The Company's current assets totaled $1,221,879 at June 30, 2003 as compared to $6,259,137 at December 31, 2002. The Company's current liabilities were $311,976 at June 30, 2003 as compared to $5,353,118 at December 31, 2002. Working capital at June 30, 2003 was

$909,903 and $906,019 at December 31, 2002. The Company believes that its short-term financial needs will be met by maintaining the adequate working capital. During the six months ended June 30, 2003, net cash used by operating activities was $2,564,607 as compared to of net cash provided by operating activities of $972,408, during the same period in 2002. Cash used in investing activities was $26,162 and $92,873 for the six months ended June 30, 2003 and 2002, respectively, and consisted of costs associated with obtaining patent rights. The net cash change was $(2,590,769) and $881,535 for the first half of 2003 and 2002, respectively.

      Capital expenditures. There were no capital expenditures during the six months ended June 30, 2003.

      Working Capital Requirements. Cash needs of the Company are currently met by the Company's operations. The Company believes it will be able to generate revenues from design fees and future royalties to provide the necessary cash flow to meet anticipated working capital requirements. From time to time, the Company's daily operation is supported by advances from TKE if EUPA temporarily encounters money shortage. The loans are repaid from EUPA's revenue. Therefore, management believes that its current financial resources are sufficient to finance its operations for TK USA and obligations for the long and short terms. The Company believes that its product design fees and ongoing royalties with TKE will provide adequate working capital for the expenses for its operations. However, the Company's actual working capital needs for the long and short term will depend upon numerous factors, including the Company's operating results, competition, and the availability of existing credit facilities for TKE, none of which can be predicted with certainty.

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

ITEM 4. CONTROLS AND PROCEDURES.

      Within the 90 days prior to the date of filing this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      31.1      Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2      Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1      Certification of Tsan-Kun Wu pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2      Certification of Ching-Lun Yu pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 2003

                                        EUPA INTERNATIONAL CORPORATION

                                        By:   /s/   Ching-Lun Yu
                                           -------------------------------------
                                           Name: Ching-Lun Yu
                                           Title: C.F.O.