Form 10QSB
period 2003-09-30
EUPA INTERNATIONAL CORP /NV/
filed 2003-11-14
CIK 1084382

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003
                        Commission file number 000-26539


                         EUPA International Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                    88-0409450
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

89 N. San Gabriel Boulevard, Pasadena, California                91107
-------------------------------------------------              ----------
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

      As of September 30, 2003, the issuer had outstanding 20,900,000 shares of its Common Stock, $0.001 par value.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The unaudited financial statements of EUPA International Corporation and its subsidiaries, Tsann Kuen U.S.A. Inc. and Union Channel Ltd. (collectively, the "Company" and sometimes as "we", "us" or "EUPA"), as at and for the period ending September 30, 2003 were prepared by management and commence on the following page. In the opinion of management the financial statements fairly present the financial condition of the Company.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2003

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

Consolidated Statements of Financial Position                                 5

Consolidated Statements of Operations                                         6

Consolidated Statements of Cash Flow                                          7

Consolidated Statements of Changes in Stockholders' Equity                    8

Notes to Consolidated Financial Statements                                    9

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS

                                                     September 30, 2003
                                                         (Unaudited)     December 31, 2002
                                                     ------------------  -----------------
Current Assets
     Cash and cash equivalents                           $  907,962          $3,148,655
     Accounts receivable, related parties, net              406,737           3,110,482
     Accounts receivable, other                              47,358                   0
                                                         ----------          ----------
             Total Current Assets                         1,362,057           6,259,137
                                                         ----------          ----------

Fixed Assets
     Property, furniture and equipment (net)                854,114             886,412
                                                         ----------          ----------
            Total Fixed Assets                              854,114             886,412
                                                         ----------          ----------

Other Assets
     Intangible assets, net                                 361,237             338,400
     Deposits                                                 8,370               8,370
                                                         ----------          ----------
             Total Other Assets                             369,607             346,770
                                                         ----------          ----------

     Total Assets                                        $2,585,778          $7,492,319
                                                         ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses               $   31,825          $   37,878
     Accounts payable and accrued expenses,
          related parties                                   250,585           5,284,559
     Income taxes payable                                    84,822              30,681
                                                         ----------          ----------
     Total Current Liabilities                              367,232           5,353,118

Deposits payable                                              4,100               4,100
                                                         ----------          ----------
     Total Liabilities                                      371,332           5,357,218
                                                         ----------          ----------
Stockholders' Equity

     Common stock, $.001 par value, 25,000,000
          shares authorized, 20,900,000
          issued and outstanding, respectively               20,900              20,900
     Additional paid in capital                           1,923,703           1,907,203
     Cumulative foreign-exchange translation
     adjustment                                               2,981                   0
     Retained earnings                                      266,862             206,998
                                                         ----------          ----------
     Total Stockholders' Equity                           2,214,446           2,135,101
                                                         ----------          ----------
     Total Liabilities and Stockholders' Equity          $2,585,778          $7,492,319
                                                         ==========          ==========

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended                     Nine Months Ended
                                                     --------------------------------      --------------------------------
                                                     September 30,      September 30,      September 30,      September 30,
                                                         2003               2002               2003               2002
                                                     -------------      -------------      -------------      -------------
Sales, net                                           $          0       $    675,281       $          0       $    675,281
Service and fee income                                    398,000                  0            688,000                  0
                                                     ------------       ------------       ------------       ------------
     Total Sales                                          398,000            675,281            688,000            675,281

Cost of sales                                                 859             20,519              6,843             20,519
                                                     ------------       ------------       ------------       ------------
     Gross profit                                         397,141            654,762            681,157            654,762

General and administrative expenses                       323,260            142,303            679,567            957,174
                                                     ------------       ------------       ------------       ------------
     Income(loss) from operations                          73,881            512,459              1,590           (302,412)
                                                     ------------       ------------       ------------       ------------

Other (Income) Expense
     Interest income                                         (553)            (2,191)            (3,961)            (4,352)
     Rental income                                        (17,706)           (15,273)           (46,743)           (51,507)
     Bad debt expense                                           0            324,740                  0            325,400
     Miscellaneous                                            (17)               187             (4,085)                64
                                                     ------------       ------------       ------------       ------------
     Total Other (Income) Expense                         (18,276)           307,463            (54,789)           269,605
                                                     ------------       ------------       ------------       ------------
     Income (loss) before income taxes                     92,157            204,996             56,379           (572,017)

Provision for income taxes                                  5,440             44,301              7,040             44,301
                                                     ------------       ------------       ------------       ------------
     Income from continuing operations                     86,717            160,695             49,339           (616,318)
                                                     ------------       ------------       ------------       ------------
Discontinued operations
     Income from discontinued operations                   (1,389)           (17,546)            10,525            681,107
                                                     ------------       ------------       ------------       ------------
Net Income                                           $     85,328       $    143,149       $     59,864       $     64,789
                                                     ============       ============       ============       ============

     Net loss per share from continuing operations (basic and diluted)
          Basic                                      $      0.004       $      0.008       $      0.002       ($     0.031)
          Diluted                                    $      0.004       $      0.007       $      0.002       ($     0.031)

     Net loss per share (basic and diluted)
          Basic                                      $      0.004       $      0.007       $      0.003       $      0.003
          Diluted                                    $      0.004       $      0.007       $      0.003       $      0.003

     Weighted average number of shares
          Basic                                        20,900,000         20,200,000         20,900,000         20,100,000
          Diluted                                      22,450,000         21,950,000         22,450,000         20,100,000

                          EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               (FORMERLY ACCESS NETWORK CORPORATION)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                        Nine Months Ended
                                                               September 30,          September 30,
                                                                    2003                   2002
                                                               -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (loss)                                          $    59,864           $     64,789

Adjustments to reconcile net loss to net cash
used in operating activities:
     Amortization                                                    23,172                 12,858
     Depreciation                                                    44,048                 22,980
     Stock issued for services                                       16,500                 11,000
     Bad Debt                                                             0                155,438
     Translation adjustments                                          2,981                      0
     Decrease (Increase) in receivables                           2,703,745            (10,264,042)
     Decrease (Increase) in other receivables                       (47,358)                  (369)
     Decrease (Increase) in prepaid expenses                              0                  9,055
     Decrease (Increase) in deferred income tax                           0                  7,858
     (Decrease) Increase in accounts payable
          and accrued expenses                                   (5,040,027)            11,636,007
     (Decrease) Increase in deposit payable                               0                  4,100
     (Decrease) Increase in income taxes payable                     54,141                 29,227
                                                                -----------           ------------

     Total Adjustments                                           (2,242,798)             1,624,112
                                                                -----------           ------------

     Net cash provided by operations                             (2,182,934)             1,688,901
                                                                -----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in intangible assets                                  (46,009)              (109,535)
     Purchase of fixed assets                                       (11,750)                     0
                                                                -----------           ------------
     Net cash used in investing activities                          (57,759)              (109,535)
                                                                -----------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of stock                                                        0                  2,000
                                                                -----------           ------------
     Net cash provided by financing activities                            0                  2,000
                                                                -----------           ------------
     Net change in cash and cash equivalents                     (2,240,693)             1,581,366
                                                                -----------           ------------
     Cash and cash equivalents at beginning of year               3,148,655                490,667
                                                                -----------           ------------
     Cash and cash equivalents at end of period                 $   907,962           $  2,072,033
                                                                ===========           ============

     Supplemental cash flows disclosures:

          Income tax payments                                   $       800           $     79,197
                                                                -----------           ------------
          Non cash investing and financing activities:

               Stock issued for services                        $    16,500           $     11,000
                                                                -----------           ------------

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                          September 30, 2003
                                                             (Unaudited)         December 31, 2002
                                                          ------------------     -----------------
Common stock, par value $.001 (thousands of shares)
     Balance at beginning of period                          $    20,900           $    20,000
     Issuance of common stock                                          0                   900
                                                             -----------           -----------
     Balance at end of period                                     20,900                20,900
                                                             -----------           -----------

Additional paid in capital
     Balance at beginning of period                            1,914,203             1,884,103
     Issuance of common stock                                          0                 8,100
     Issuance of stock options for service                        16,500                22,000
                                                             -----------           -----------
     Balance at end of period                                  1,930,703             1,914,203
                                                             -----------           -----------
Stock subscription receivable

     Balance at beginning of period                               (7,000)                    0
     Issuance of common stock                                          0                (7,000)
                                                             -----------           -----------
     Balance at end of period                                     (7,000)               (7,000)
                                                             -----------           -----------
Cumulative foreign-exchange translation adjustment
     Balance at beginning of year                                      0                     0
     Foreign currency translation                                  2,981                     0
                                                             -----------           -----------
     Balance at end of year                                        2,981                     0
                                                             -----------           -----------
Retained earnings
     Balance at beginning of period                              206,998               560,815
     Net income (loss)                                            59,864              (353,817)
                                                             -----------           -----------
     Balance at end of period                                    266,862               206,998
                                                             -----------           -----------
Total Stockholders' Equity at end of period                  $ 2,214,446           $ 2,135,101
                                                             ===========           ===========

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

Union was established to become the leading outsource supplier for TKE in Asia and Europe. Union had sales and purchasing arrangements with TKE, Tsann Kuen China Enterprise Co., Ltd. ("TKC") and Tsann Kuen China (Shanghai) Enterprise Co., Ltd. ("TKS"), all are related parties. TKC and TKS are operating subsidiaries of TKE. Included in accounts payable as of September 30, 2003 is approximately $117,498 to related parties. The activities of Union were discontinued beginning in the third quarter of 2002.

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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by EUPA International Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2002.

Basis of Consolidation - The consolidated financial statements for 2003 and 2002 include the accounts of EUPA and its wholly owned subsidiaries, TK USA and Union Channel. All references herein to the Company included the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Revenue Recognition - Service income is recognized as the related services are provided per terms of the service agreement.

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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of September 30, 2003 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

Discontinued Operations - Results of discontinued operations of a segment of the business are shown separately from continuing operations. Amounts for prior periods have shown have also been shown separately for comparative purposes.

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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share - Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented but are not calculated as part of the earnings per share. Options to purchase shares of common stock outstanding were not included in the computation of diluted EPS for nine months ended September 30, 2002 because the effect would have been anti-dilutive.

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

Translation Adjustments - As of September 30, 2003 and 2002, the accounts of Union Channel were maintained, and its financial statements were expressed, in Hong Kong dollars. Such financial statements were translated into U.S. dollars in accordance with SFAS 52 "Foreign Currency Translation", with the Hong Kong dollar as the functional currency. According to the statement all assets and liabilities were translated at the current exchange rate, stockholder's equity accounts are translated at the historical rates and income statement items are translated at the average exchange rates for the period.

As of September 30, 2003 and 2002, the exchange rates between the Hong Kong dollar and the U.S. dollar was HK$1=US$0.12910 and US$0.12821 and the average exchange rate for the nine months ended September 30, 2003 and 2002 was HK$1=US$0.12827 and US$0.12821 respectively. There is a $2,981 and $0 translation adjustment recorded on the books for September 30, 2003 and 2002.

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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

In 1996, SFAS No 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model where applicable, or alternatively a book value approach. During the nine months ended September 30, 2003 and 2002, the company recognized consulting expenses of $16,500 and $11,000 for the granting of stock options to non-employees.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 3 - COMPENSATED ABSENCES

All full time regular covered employees are eligible for vacation with pay according to the following schedule: After one (1) full year of continuous full time employment five (5) days of vacation, after two (2) full years of continuous full time employment eight (8) days of vacation, after three full years of continuous full time employment twelve (12) days vacation, after four full years of continuous full time employment sixteen (16) days vacation, and after five full years of continuous full time employment twenty (20) days vacation leave. The date of employment on a full time permanent basis will be considered the anniversary date for vacation purposes. When a regular full time employee has completed fifty-two (52) weeks of continuous employment he/she will be considered as having earned the aforementioned vacation benefits. At the end of each year and at termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2003 vacation liability exists in the amount of $10,798.

NOTE 4 - CONCENTRATION - RELATED PARTY TRANSACTIONS

The Company had one customer during the nine months ended September 30, 2003. Fees charged to this customer, TKE, a related party, were approximately $688,000. Included in accounts receivable is $398,501 from this customer as of September 30, 2003.

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

In December 2001, the Company issued an option to purchase 1,000,000 shares of the Company's stock at an exercise price of $0.001, vesting over a period of five years. The options were issued in exchange for future ongoing marketing services to be rendered to the Company by a related company. The per unit weighted-average fair value of unit options granted was $0.11 at the date of grant using a book value approach. The book value approach best estimated the value of the services to be provided. During the nine months ended September 30, 2003 and 2002 the Company recognized consulting expenses of $16,500 and $11,000 for the granting of stock options to non-employees.

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

RESULTS OF OPERATIONS

      The consolidated financial statements for the three months and nine months ended September 30, 2003 and 2002 include the accounts of EUPA and its wholly owned subsidiaries, TK USA and Union Channel.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

      REVENUE. During the three months ended September 30, 2003, operating revenues were $398,000, down from $675,281 in the comparable period in fiscal year 2002. The difference was due to the decrease of design projects for TKE. All of the revenues during the third quarter were generated from design fees. TK USA has been engaged in the design and development of small home appliances for TKE. Design services are provided to TKE pursuant to a Product Design Contract between TK USA and TKE which expires on December 31, 2004. Under the agreement, TK USA receives a design fee. The fees are based upon the complexity of the design with payment made quarterly.

      OPERATING EXPENSES. Operating expenses, consisting of general and administrative expenses were $323,260 for the three months ended September 30, 2003 as compared to $142,303 in the same period of fiscal year 2002. The items included accounting fees, R&D expenses, amortization and depreciation expenses, wages and salaries and legal professional service expenses. The significant increase in operating expenses was due to increase of R & D expenses. The income(loss) from operations were $73,881and $512,459 for the three months ended September 30, 2003 and 2002, respectively.

      NET INCOME(LOSS): For the three months ended September 30, 2003 the Company realized a net income of $85,328 as compared to a net income of $143,149 for the three months ended September 30, 2002. The non-operating income (expense) for the three months ended September 30, 2003 was $18,276 as compared with $(307,462) of non-operating expenses in the same period for the year 2002. Included in non-operating items were interest income and expenses, rental income, etc. The income taxes for the third quarter of the fiscal years 2003 and 2002 were $5,440 and $44,301 respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

      REVENUES. Operating revenues increased for the nine months ended September 30, 2003 to $688,000 from $675,281 in the comparable period in 2002. Cost of sales were $6,843 and $20,519 for the nine month period ended September 30, 2003 and 2002, respectively. Gross profits were $681,157 and $654,762 for the nine months ended September 30, 2003 and 2002, respectively.

      OPERATING EXPENSES. Operating expenses, consisting of general and administrative expenses were $679,567 for the nine month period ended September 30, 2003 as compared to $957,174 for the nine month period ended September 30, 2002. The decrease was largely attributable to the conscious effort by the Company to reduce overall operating expenses. The operating expenses for the nine months ended September 30, 2003 consisted primarily of TK USA's R&D and related expenses.

      NET INCOME(LOSS). For the nine months ended September 30, 2003, the Company realized a net income of $59,864, as compared to a net income of $64,789 for the nine months ended September 30, 2002. The income tax provision is approximating $7,040 for the nine months ended September 30, 2003 as compared to $44,301 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents were $907,962 at September 30, 2003 and $3,148,655 at December 31, 2002. The Company's current assets totaled $1,362,057 at September 30, 2003 as compared to $6,259,137 at December 31, 2002. The Company's current liabilities were $367,232 at September 30, 2003 as compared to $5,353,118 at December 31, 2002. Working capital at September 30, 2003 was $994,825 and $906,019 at December 31, 2002. The Company believes that its short-term financial needs will be met by maintaining the adequate working capital. During the nine months ended September 30, 2003, net cash used by operating activities was $2,182,934 as compared to of net cash provided by operating activities of $1,688,901, during the same period in 2002. Cash used in investing activities was $57,759 and $109,535 for the nine months ended September 30, 2003 and 2002, respectively, and consisted of costs associated with obtaining patent rights. The net cash change was $(2,240,693) and $1,581,366 for the nine months ended 2003 and 2002, respectively.

      Capital expenditures. There were no capital expenditures during the nine months ended September 30, 2003.

      Working Capital Requirements. Cash needs of the Company are currently met by the Company's operations. The Company believes it will be able to generate enough revenues from design fees to provide the necessary cash flow to meet anticipated working capital requirements. From time to time, the Company's daily operation is supported by advances from TKE if EUPA temporarily encounters money shortage. The loans are repaid from EUPA's revenue. Therefore, management believes that its current financial resources are sufficient to finance its operations for TK USA and obligations for the long and short terms. The Company believes that its product design fees with TKE will provide adequate working capital for the expenses for its operations.

However, the Company's actual working capital needs for the long and short term will depend upon numerous factors, including the Company's operating results, competition, and the availability of existing credit facilities for TKE, none of which can be predicted with certainty.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Notes to the Consolidated Financial Statements contain a summary of EUPA International, Inc's significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies as well as estimates made by management are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain. Additional information about these policies can be found in Note B to the Consolidated Financial Statements. Management has discussed each of these significant accounting policies and related estimates with the Audit Committee of the Board of Directors.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company provides an allowance for loss on receivables based on a review of the current status of existing receivables, historical collections experience, subsequent collections and management's evaluation of the effect of existing economic conditions. This process is subject to numerous estimates and judgments by management. Changes in these estimates could have a direct impact on the allowance itself, net income of the Company and management's future credit process.

Management periodically reviews its collection activity and updates its estimates of the allowance based on current and future expected activity and customer base.

RECOVERABILITY OF INTANGIBLE ASSETS

Effective January 1, 2002 our Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". The adoption of SFAS No. 142 was required in accordance with accounting principles generally accepted in the United States of America. Such statement required an initial impairment assessment involving a comparison of the fair value of goodwill, trademarks and other intangible assets to current carrying value.

SFAS No. 142 classifies intangibles into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable.

Our trademarks and patents that are determined to have definite lives are amortized over their useful lives. In accordance with SFAS No. 142, if conditions exist that indicate the carrying value may not be recoverable; we review such trademarks and patents with definite lives for impairment to ensure they are appropriately valued. Such conditions may include an economic downturn in a market or a change in the assessment of future operations.

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

IF WE DO NOT DEVELOP AND INTRODUCE NEW TKE PRODUCTS, THE COMPANY'S ABILITY TO GROW THE COMPANY'S BUSINESS WILL BE LIMITED.

      The Company believes that its future success will depend in part upon the Company's ability to continue to develop innovative designs in the products manufactured by TKE and to develop and market new products for which the Company will derive revenue. The Company may not be successful in introducing or supplying any new products or product innovations to TKE's existing products which satisfy customer needs or achieve market acceptance. The failure to develop products and introduce them successfully and in a timely manner would harm the Company's ability to grow the Company's business.

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

Dated: November 14, 2003

                                          EUPA INTERNATIONAL CORPORATION



                                          By:  /s/ Ching-Lun Yu
                                             -----------------------------------
                                             Name:  Ching-Lun Yu
                                             Title: C.F.O.