Form 10KSB/A
period 2002-12-31
EUPA INTERNATIONAL CORP /NV/
filed 2004-04-13
CIK 1084382

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2002.

                                       OR

[ ]      Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from                   to
                                                    -----------------

         ----------------.

                        Commission File Number: 001-26539

                         EUPA INTERNATIONAL CORPORATION
                         ------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                     Nevada                             88-0409450
                     ------                             ----------
        (STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

                             89 N. San Gabriel Blvd.
                               Pasadena, CA 91107
                               ------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

         The Company currently markets TKE products in the United States for TKE through an internal sales force. TK USA does not recognize sales revenue from the sale of TKE products in the United States. Rather, it interfaces with TKE customers in the United States and processes orders. TK USA is then paid a service fee, or commission, on each sale. TK USA's commission income generally equals its costs. Accordingly, EUPA does not and will not realize significant net income from TK USA's operations in the United States.

         Until the first quarter of 2002, EUPA's operations consisted of TK USA's business of designing products and sourcing orders for TKE in the United States. EUPA commenced operations in Asia during the March 31, 2002 quarter through its newly formed Union Channel subsidiary. Union Channel was formed to be the outsourcing supplier of TKE for TKE's clients in Asia and Europe in accordance with the Company's business plan. At the time of its formation, Union Channel did not have operations which were independent of TKE. All of its purchases are made from TKE and all of its sales are made to Tsann Kuen China Enterprises Co., Ltd. ("TKE China"), a subsidiary of TKE.

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

         To partially offset the effect of the discontinuation of the Union Channel operations and management's decision to defer the opening of 3C stores under EUPA, management has determined to accelerate its plan to derive revenues from EUPA's research and development activities. EUPA's TK USA subsidiary devotes significant time and resources to the design and development of small appliances. Some of TKE's products are the result of TK USA's design efforts. Beginning in fiscal year 2003, the Company will become the primary research and development center for TKE products to be marketed in the U.S. In this regard, the TK USA has entered into a formal Product Design Contract with TKE to engage in market analysis and product design and development. For these activities, TK

USA will receive design fees for the products developed and the royalty income from the patents used, which it has not done in the past. The scope of work and the amount of the fees are determined on a project by project basis, with the amount of the design fee to be generally based on the complexity of the products designed. Although the Company will in the future generate additional revenue from its product design activities for TKE, for the foreseeable future, EUPA will not realize significant revenue or profit due to the start-up nature of these design activities and because of the required research and development expenditures to be incurred in connection with product development.

COMPETITIVE ADVANTAGES.

         The Company believes that its principal competitive strengths are:

         DESIGN AND DEVELOPMENT ABILITY. TK USA, as the major research and development center for TKE in the U.S., put a high emphasis on product design and EUPA's management believes that the Company will continue to benefit from the reputation TKE has among brand name distributors for its innovative product design. In designing new products, the design centers analyze market trends, social shifts, economics, aesthetics, ergonomics and new materials and production methods and work closely with customers to identify consumer needs. New products are constantly being developed to meet changing consumer needs which will create additional ongoing revenue for EUPA.

         The increasing health consciousness of consumers creates a gap between the products that consumers need and those provided by manufacturers. Through the Company's research and development center, the Company will be able to shorten the process and lead time from product ideas to actually put them into production. This kind of prompt reaction to the market trend is where EUPA's strength lies. To maintain the advantage in research and development, EUPA expects to expand its research and development center to accommodate the needs of TKE for more new product launches and product improvements. EUPA will:

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

         HIGH QUALITY AND LOW COST PRODUCTION. TKE products are designed to meet many international manufacturing standards, including VDE, BS, UL, SAA, CSA, SEMKO, T-Mark and TVU. TKE's Taiwan operations are ISO 9001 certified and products manufactured in China are ISO 9002 certified. The Company believes that TKE is one of the few manufacturers whose products have two ISO recognitions. TKE operates state of the art facilities in China and manufactures its own molds. This allows TKE to produce products at lower cost than other manufacturers. In particular, management believes that TKE's ability to produce small home appliances such as coffee makers, electric grills and irons in mass quantities enables TKE to sell such products at prices lower than those offered by other vendors. As the sales for TKE products in the U.S. increase, the Company will receive more royalty income from the patents used on those products sold in the market. The high quality and low cost advantages that TKE's products possess are beneficial to EUPA's sales business

BUSINESS STRATEGY.

         Our primary strategy is to be the anchor for TKE activities in the U.S. Therefore, the Company is not only performing a research and development function, but also acts as the information center for TKE. The following initiatives are adopted to foster the research and development activities, and to maintain the ongoing sales business:

         NEW PRODUCTS AND PRODUCT LINE EXTENSION. The Company plans to increase sales of products in the U.S. through strong product development initiatives, including modifying and enhancing existing TKE products, expanding existing TKE product lines and introducing new products. EUPA plans to increase cooperation with TKE in product design and development, including modifying and enhancing existing TKE products, expanding existing TKE product lines and introducing new products. The Company conducts extensive market research and works closely with brand names and distributors in the U.S. to identify consumer needs and preferences and to develop new products to satisfy consumer demand.

         CULTIVATE RELATIONSHIPS WITH NEW AND EXISTING CUSTOMERS. The home appliance industry is going through a period of consolidation and the Company expects that distributors will continue to consolidate their vendor base by dealing primarily with a smaller number of suppliers that can provide them with a broad array of innovative, differentiated and quality products. The Company has been able to establish and intends to continue to build strong relationships with the Company's distribution customers based on TKE's frequent product innovation, high level of customer service, breadth of product offerings, reputation for quality products and TKE's low cost manufacturing capabilities. The Company will seek to maintain TKE's strong relationships with a broad array of distributors and cultivate new relationships as part of the Company's marketing strategy. The Company will continue to seek to establish "partnership" relationships with EUPA's customers by offering them "one stop shopping" for a wide variety of appliance and consumer electronics products. The Company plans to attract and support customers who are consolidating their vendor relationships to achieve greater purchasing and operating economies.

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

         Beginning in 2003, EUPA will become the major research and development center for TKE products targeting in the U.S., which will result in additional revenue for the Company from design fees for product moulds and the ongoing royalties for the patents used in these products. Because of the location of TK USA, TK USA assumes responsibility for the collection of market trend, consumer taste and the competitors' information in the U.S market. Pursuant to a Product Design Contract, TKUSA designs products for TKE on a project by project basis. TKUSA intends to adjust the size of its full-time research and development personnel based on the project needs. TKUSA from time to time will engage outsourcing with outside designers to support its projects. If necessary, TKUSA will recruit more full-time designers.

MARKETING AND DISTRIBUTION

         The Company does not engage in extensive public marketing activities. Rather, the Company directs its marketing efforts toward expanding EUPA's product offerings to EUPA's existing customers although the Company intends to seek to expand EUPA's customer base in the future. With TKE's broad array of branded product offerings, reputation for quality and value-added marketing services, such as customized merchandise planning, inventory management and just-in-time delivery, EUPA believes that it is one of the few companies that can act as a "one-stop shop" to retailers of home appliances and consumer electronics.

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

EMPLOYEES

         As of December 31, 2002, the Company employed 7 employees at EUPA's Pasadena, California headquarters. None of EUPA's employees are covered by any collective bargaining agreement. The Company generally considers its relationship with its employees to be satisfactory and have never experienced a work stoppage.

REGULATION

         Most of TKE's products are subject to federal, state and local regulations concerning consumer products safety. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. In general, the Company has not experienced difficulty complying with such regulations and compliance has not had an adverse effect on EUPA's business.

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

                                                  HIGH       LOW
                                                 ------    -------
Fiscal Year Ended December 31, 2001
     First Quarter...........................       n/a        n/a
     Second Quarter..........................       n/a        n/a
     Third Quarter...........................       n/a        n/a
     Fourth Quarter..........................    $ 9.00    $  9.00

Fiscal Year Ended December 31, 2002
     First Quarter...........................    $ 9.65    $  8.12
     Second Quarter..........................     10.00       5.00
     Third Quarter...........................      6.25       0.55
     Fourth Quarter..........................      0.75    $  0.08

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

         REVENUE . The Company's net revenues for the year ended December 31, 2002 totaled $33,350,323, in comparison to revenue of $1,052,684 for the year ended December 31, 2001. The fee income of $1,052,684 for the year ended December 31, 2001 was derived exclusively from service fees, or commissions, paid by TKE China to TK USA, with respect to sales made to customers in the United States. Beginning in January 2002, this commission fee arrangement was terminated and a similar arrangement was put in place between TKE China and Union Channel. The arrangement with Union

Channel ceased at the end of the second quarter of 2002 as a result of the cessation of the Union Channel operations. The arrangement between TKE China, TKE and TK USA resumed in the third quarter of 2002. Revenue for the year ended December 31, 2002 was derived exclusively by the operations of Union Channel which began during the first two quarters, and the fee income $954,500 as of Dec. 31, 2002 was the result of the product design fee operations of TK USA started from the third quarter of 2002. TK USA has been engaged in the design and development of small home appliances for TKE for a long time, but it had not previously charged for these services. Design services are currently rendered exclusively to TKE pursuant to a design service agreement between TK USA and TKE that expired on December 31, 2002. The fees are based upon the complexity of the design with payment made quarterly.

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

Management estimates the future cash flows expected to result from the use of its trademarks and patents and, if applicable, the eventual disposition of the assets. The key variables that management must estimate include, among other items, sales volume, royalty income, market conditions, related party relationships and capital spending. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties. Management periodically evaluates and updates the estimates based on the conditions that influence these variables. If such assets are considered impaired, they are written down to fair value as appropriate.

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

                                                                                        Director
Name of Individual    Age             Position with company and subsidiaries             since
------------------    ---    -------------------------------------------------------    --------
Tsan-Kun Wu           51     Director, Chairman of the Board and President                2001
Ching-Lun Yu          47     Director and Chief Financial Officer                         2003
Hsing Chuang          48     Director and General Manager                                 2001
Wen-Fang Yang         42     Director                                                     2001
Te-Jung Chien         39     Director                                                     2001
Ko-Ta Chang           43     Secretary, Vice President and Chief Operational Officer      2001
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

                  SUMMARY COMPENSATION TABLE

Annual Compensation                          Long-Term Compensation

                                                       Other Annual    Restricted    Securities
        Name and                    Salary    Bonus    Compensation       Stock      Under-lying      All Other
   Principal Position       Year      ($)      ($)          ($)        Awards ($)    Options (#)    Compensation
Tsan-Kun Wu, President      2001    $    0    $   0    $          0    $        0                   $          0
     and Chairman of the
     Board (1)              2002    $    0    $   0    $          0    $        0    $         0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number of shares of common stock beneficially owned as of March 26, 2003 by (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares and the address of each person is c/o Tsann Kuen Group, 6F, No. 2, Shinhu 3rd Rd., Neihu Chiu, Taipei, Taiwan:

                                           Beneficial
                                           Ownership              Current
          Name and Address              of Common Stock    Percent of Class (1)
          ----------------              ---------------    --------------------
Tsan Kun Wu (2)                                 523,263                    2.49%

Tsann Kuen Enterprise Co., Ltd. (3).         14,000,000                   66.67%

Hsing Chuang (4)                                 16,539                       *

Fang-Chuan Lin                                        0                       0%

Wen-Fang Yang                                         0                       0%

Ching-Lun Yu                                          0                       0%

Te-Jung Chien(5)                                 12,087                       *

Ko-Ta Chang                                           0                       0%

All Directors and Executive Officers            551,888                    2.63%
as a Group (7 persons)

-----------------------------
*        Less than one percent.

(1) Based on 21,000,024 shares of Common Stock actually outstanding as March 25, 2003.

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

10.1 Exchange Agreement, dated as of October 10, 2001 by and among EUPA, TKE, TK USA, Marci Evans and Michael Stankiewicz.**

10.2     EUPA International Corporation 2001 Stock Incentive Plan.***

10.3 Option Agreement dated December 27, 2001 by and between Tsann Pao Co. and EUPA.***

10.4     Product Design Contract by and between TKE and TK USA****

21       Subsidiaries***

23.1     Consent of Lichter, Weil & Associates****

31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*****

31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*****

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*****

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*****

--------------
* Filed as part of THE COMPANY'S Registration Statement on Form 10-SB with the Securities and Exchange Commission on June 29, 1999.

** Filed as part of a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2001.

**** Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2001

*** Filed as part of the Company's Annual Report on Form 10-RSB for the year ended December 31, 2002.

*****    Filed herewith.

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

                                        EUPA INTERNATIONAL CORPORATION

                                        By /s/  Tsan-Kun Wu
                                           -------------------------------------
                                           Tsan-Kun Wu
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                             Date
         ---------                                   -----                             ----
 /s/  Tsan-Kun Wu              President, Chief Executive Officer and Director    April 7, 2004
---------------------------
Tsan Kun Wu

/s/  Kung-Chieh Huang          Chief Financial Officer, Treasurer and Director    April 7, 2004
---------------------------
Kung-Chieh Huang

 /s/  Wen-Fang Yang            Director                                           April 7, 2004
---------------------------
Wen-Fang Yang

/s/  Te-Jung Chien             Director                                           April 7, 2004
---------------------------
Te-Jung Chien

/s/  Hsing Chuang              Director                                           April 7, 2004
---------------------------
Hsing Chuang

                         EUPA INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                                TABLE OF CONTENTS

                                                                  Page
                                                                  ----
INDEPENDENT AUDITOR'S REPORT..................................     25
FINANCIAL STATEMENTS:
         Statements of Financial Position.....................     26
         Statements of Operations.............................     27
         Statements of Cash Flows.............................     28
         Statements of Stockholders' Equity...................     29
         Notes to Financial Statements........................     30

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
     (Formerly Access Network Corporation)
Pasadena, California

         We have audited the consolidated statement of financial position of Eupa International, Inc. and its subsidiaries as of December 31 2002, and the related consolidated statements of operations and stockholders' equity and cash flows for the twelve months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Eupa International, Inc. and its subsidiaries as of December 31, 2001, were audited by other auditors whose report dated April 5, 2002 , expressed an unqualified opinion on those statements We did not audit the financial statements of Union Channel, Ltd., a wholly owned subsidiary, which statements reflect total assets and revenues constituting 72 percent and 97 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Union Channel, Ltd., is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and with International auditing guidelines. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eupa International, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America and International auditing guidelines.

March 20, 2003
San Diego, California

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                           DECEMBER 31, 2002 AND 2001

                                                               2002           2001
                                                           -----------    -----------
                         ASSETS
Current Assets
      Cash and cash equivalents                            $ 3,148,655    $   490,667
      Accounts receivable, related parties, net              3,110,482        165,520
      Accounts receivable, other                                     0        615,924
      Prepaid expenses                                               0          9,055
      Deferred income taxes                                          0          7,858
                                                           -----------    -----------

              Total Current Assets                           6,259,137      1,289,024
                                                           -----------    -----------
Fixed Assets
      Property, furniture and equipment (net)                  886,412      1,072,267
                                                           -----------    -----------

              Total Fixed Assets                               886,412      1,072,267
                                                           -----------    -----------
Other Assets
      Intangible assets, net                                   338,400        243,552
      Deposits                                                   8,370          8,370
                                                           -----------    -----------

              Total Other Assets                               346,770        251,922
                                                           -----------    -----------

      Total Assets                                         $ 7,492,319    $ 2,613,213
                                                           ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                $    37,878    $    80,766
      Accounts payable and accrued expenses,
           related parties                                   5,284,559         67,529
      Income taxes payable                                      30,681              0
                                                           -----------    -----------

      Total Current Liabilities                              5,353,118        148,295

Deposits payable                                                 4,100              0
                                                           -----------    -----------

      Total Liabilities                                      5,357,218        148,295
                                                           -----------    -----------

Stockholders' Equity

      Common stock, $.001 par value, 25,000,000
           shares authorized, 20,900,000 and 20,000,000
           issued and outstanding, respectively                 20,900         20,000
      Additional paid in capital                             1,907,203      1,884,103
      Retained earnings                                        206,998        560,815
                                                           -----------    -----------
      Total Stockholders' Equity                             2,135,101      2,464,918
                                                           -----------    -----------
      Total Liabilities and Stockholders' Equity           $ 7,492,319    $ 2,613,213
                                                           ===========    ===========

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                               2002             2001
                                                                           ------------     ------------
Sales, net                                                                 $          0     $          0
Fee income                                                                      954,500        1,052,684
                                                                           ------------     ------------

      Total revenue                                                             954,500        1,052,684

Cost of sales                                                                         0                0
                                                                           ------------     ------------

      Gross profit                                                              954,500        1,052,684

Selling expenses                                                                 55,065                0
General and administrative expenses                                           1,548,766        1,037,431
                                                                           ------------     ------------

      Income (loss) from operations                                            (649,331)          15,253
                                                                           ------------     ------------

Other (Income) Expense
      Interest income                                                            (6,297)         (58,667)
      Rental income                                                             (67,800)         (73,857)
      Bad debt expense                                                          417,574                0
      Interest expense                                                                0            4,266
      Miscellaneous                                                                (824)               0
                                                                           ------------     ------------

      Total Other (Income) Expense                                              342,653         (128,258)
                                                                           ------------     ------------

      Income (loss)  before income taxes                                       (991,984)         143,511

Provison for income taxes                                                         1,600           88,927
                                                                           ------------     ------------

      Income from continuing operations                                        (993,584)          54,584
                                                                           ------------     ------------
Discontinued operations: (See note K)
      Income from discontinued operations                                       639,767                0
                                                                           ------------     ------------

Net Income                                                                ($    353,817)    $     54,584
                                                                           ============     ============

      Net loss per share from continuing operations (basic and diluted)
           Basic                                                          ($      0.048)    $     0.0041
           Diluted                                                        ($      0.048)    $     0.0041

      Net loss per share (basic and diluted)
           Basic                                                          ($      0.017)    $      0.004
           Diluted                                                        ($      0.017)    $      0.004

      Weighted average number of shares (See note H)
           Basic                                                             20,550,000       13,333,334
           Diluted                                                           20,550,000       13,461,111

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                   2002            2001
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss)                                                       ($    353,817)   $     54,584

Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                 232,098          45,669
      Stock options issued for services                                              22,000           3,700
      Decrease (Increase) in receivables                                         (2,944,962)        (26,191)
      Decrease (Increase) in other receivables                                      615,924               0
      Decrease (Increase) in prepaid expenses                                         9,055          (9,055)
      Decrease (Increase) in inventory                                                    0               0
      Decrease (Increase) in deferred income taxes                                    7,858           2,425
      (Decrease) Increase in accounts payable
           and accrued expenses                                                   5,174,142        (871,882)
      (Decrease) Increase in deposits payable                                         4,100               0
      (Decrease) Increase in income taxes payable                                    30,681               0
                                                                               ------------    ------------

      Total Adjustments                                                           3,150,896        (855,334)
                                                                               ------------    ------------

      Net cash provided by (used in) operations                                   2,797,079        (800,750)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of fixed assets                                                       (1,384)        (16,329)
      Proceeds from sale of TKE Japan                                                     0       1,500,000
      Increase in intangible assets                                                (139,707)       (141,990)
                                                                               ------------    ------------

      Net cash provided by (used in) investing activities                          (141,091)      1,341,681
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payment on mortgage                                                                 0        (600,000)
      Sale of common stock                                                            2,000               0
                                                                               ------------    ------------

      Net cash provided by financing activities                                       2,000        (600,000)
                                                                               ------------    ------------

      Net change in cash and cash equivalents                                     2,657,988         (59,069)
                                                                               ------------    ------------

      Cash and cash equivalents at beginning of year                                490,667         549,736
                                                                               ------------    ------------

      Cash and cash equivalents at end of year                                 $  3,148,655    $    490,667
                                                                               ============    ============

      Supplemental cash flows disclosures:
           Interest paid                                                       $          0    $      4,266
                                                                               ------------    ------------

           Income tax payments                                                 $     50,558    $    242,765
                                                                               ------------    ------------

           Non cash investing and financing activities:

                Stock issued for services                                      $     22,000    $      3,700
                                                                               ------------    ------------

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
                                                       ============     ============

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

NOTE A   ORGANIZATION:

               EUPA International Corporation ("EUPA"), formerly Access Network Corporation, was incorporated on September 8, 1998 under the laws of the State of Nevada. Tsann Kuen U.S.A. ("TK USA") was incorporated under the laws of the State of Illinois in June 1990. Union Channel Limited ("Union") was incorporated in Hong Kong on September 28, 2001 and commenced operation during the quarter ended March 31, 2002. TK USA and Union are owned 100% by EUPA, collectively the three corporations are referred to as the "Company".

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

NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

              BASIS OF CONSOLIDATION:

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

               The consolidated financial statements for December 31, 2002 include the accounts of EUPA and its wholly owned subsidiaries TK USA and Union. The consolidated financial statements for December 31, 2001 include the accounts of EUPA and its wholly owned subsidiary, TK USA. All references herein to the Company include the consolidated results of EUPA and its subsidiaries. All significant intercompany accounts and transaction have been eliminated upon consolidation.

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

         EXCHANGE GAIN (LOSS):

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

               During 2002, the transactions of Union denominated in foreign currency are recorded in Hong Kong dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         TRANSLATION ADJUSTMENT:

               As of December 31, 2002, the accounts of Union were maintained, and its financial statements were expressed, in Hong Kong dollars. Such financial statements were translated into U.S. dollars in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the Hong Kong dollar as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

               As of December 31, 2002, the exchange rates between the Hong Kong dollar and the U.S. dollar was HK$1=US$0.128225 and the average exchange rate for the year ended December 31, 2002 was HK$1=US$0.128211. Total translation adjustment recognized for the year ended December 31, 2002 is $46.

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

               Types of temporary differences for which deferred taxes have been recognized occur from the difference between book and tax depreciation, amortization and allowance reserves. During the year ended December 31, 2002 there were no material differences.

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

         COMPREHENSIVE INCOME:

               SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During 2000, the Company has other comprehensive income relating to foreign currency translations and unrecognized holding gains from marketable securities classifies as available-for-sale, both of which were applied in the loss on disposal calculation for Tsann Kuen Japan (see NOTE M) in 2001.

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

               In July 2001, the FASB issued SFAS No 142, "Goodwill and Other Intangibles", SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

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

NOTE D   PROPERTY AND EQUIPMENT:

         A summary is as follows:

                                    2002           2001
                                 ----------    -----------
Building and improvements        $  649,988    $   649,988

Land                                400,000        400,000

Machinery and equipment             202,204        200,881

Automobiles                         100,067        100,006

Furniture and fixtures               64,759         64,759
                                 -----------   -----------
                                  1,417,018      1,415,634

Less accumulated depreciation       530,606        343,367
                                 -----------   -----------

                                 $  886,412    $ 1,072,267
                                 ==========    ===========

NOTE E   INTANGIBLE ASSETS:

         A summary is as follows:

                                    2002          2001
                                 ----------    -----------
Patents and Trademark costs      $  398,086    $   258,378

Less accumulated amortization        59,686         14,826
                                 ----------    -----------

                                 $  338,400    $   243,552
                                 ==========    ===========

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

NOTE H   EARNINGS PER SHARE:

               Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options, are considered to potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive shares outstanding during the period and adjust for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance unless such

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

               effect is anti-dilutive. Options to purchase 1,750,000 shares common stock outstanding for the year ended December 31, 2002 were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

NOTE I   INCOME TAXES:

         The geographic distribution of income (loss) before income taxes is as follows:

                                                                                       2002        2001
                                                                                    ---------    ---------
  Domestic                                                                          ($992,024)   $ 143,511
  International                                                                       763,747            0
                                                                                    ---------    ---------
     Total                                                                          ($228,277)   $ 143,511
                                                                                    =========    =========

The income tax provision consisted of the following:

Current
   Federal                                                                          $       0    $  63,047
   State                                                                                1,600       15,072
   International                                                                      123,940            0
                                                                                    ---------    ---------
     Total Current                                                                    125,540       78,119
                                                                                    ---------    ---------

Deferred
   Federal                                                                                  0        7,566
   State                                                                                    0        3,242
   International                                                                            0            0
                                                                                    ---------    ---------
     Total Deferred                                                                         0       10,808
                                                                                    ---------    ---------
Total Provision                                                                     $ 125,540    $  88,927
                                                                                    =========    =========

A reconciliation of expected income taxes using the statutory federal income tax rate to the effective income tax provision is as follows:

Federal tax at the statutory rate                                                   $       0    $  48,794
State and local income taxes, net of federal benefit                                    1,600       10,769
Effect of international earnings taxed  at different rates                            123,940            0
Provision adjustment from prior year                                                        0       29,364
                                                                                    ---------    ---------
  Total income tax provision                                                        $ 125,540    $  88,927
                                                                                    =========    =========

NOTE J   OPERATING SEGMENTS:

                    EUPA International, Inc. organizes its business units in two reportable segments: sales of goods and research and development. The sales segment sells home appliance products produced by other related parties. The research and development segment designs and develops products in the home appliance market for related parties that then manufacture and sell the items. In 2001 the Company operated in a single business segment and geographical area.

               The segments' accounting policies are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest, amortization of intangibles, corporate activities and income taxes.

               The reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they are significantly different types of business and market to distinct customers.

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

NOTE J   OPERATING SEGMENTS (CONTINUED)

         INFORMATION ABOUT OPERATIONS BY OPERATING SEGMENT
         IS AS FOLLOWS:

                                                               Research &
                                                  Sales        Development     All Others        Total
                                              ------------    ------------    ------------    ------------
Revenues                                      $ 32,395,823    $    954,500    $    258,590    $ 33,608,913

Intersegment revenues                                    0               0         258,590         258,590

Operating profit                                   497,198          (4,902)       (385,879)        106,417

Interest income                                      7,959           6,297               0          14,256

Interest expense                                         0               0               0               0

Depreciation and amortization                            0         230,567           1,531         232,098

Other significant noncash item:

   Bad debt                                        417,574               0               0         417,574

Identifiable assets                              5,462,083       1,962,464          67,772       7,492,319

Capital expenditures for segment assets                  0         141,091               0         141,091

Reconciliation of segment information:

Revenues:

Total revenues for all reportable segments    $ 33,350,323
Other revenues                                     258,590
Elimination of intersegment revenue               (258,590)
                                              ------------
     Consolidated revenue                     $ 33,350,323
                                              ============

Profit:

Total reportable segment profit              ($    141,589)
Other profit (loss)                               (155,312)
Other unallocated amounts                           68,624
                                              ------------
     Income (loss) before income taxes       ($    228,277)
                                              ============

Assets:

Total assets for reportable segments          $  7,424,547
Other assets                                        67,772
Other unallocated assets                                 0
                                              ------------
     Consolidated assets                      $  7,492,319
                                              ============

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

NOTE K   DISCONTINUED OPERATIONS:

         In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB 144"). FASB 144 established criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("FASB 121"), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. FASB 144 was effective beginning January 1, 2002. In accordance with FASB 144, the Company now reports as discontinued operations assets held for sale (as defined by FASB 144) and assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Income under Discontinued operations.

                  The components of Income/(loss) from operations related to discontinued operations for the period ended December 31, 2002 are shown below. These include the results of the full year of operations for those assets classified as held for sale as of December 31, 2002. There were no discontinued operations as of December 31, 2001.

DISCONTINUED OPERATIONS:

Sales, net                                 $  32,395,823
Cost of sales                                 31,571,335
                                           -------------
Gross profit                                     824,488

General and administrative expenses               68,740
                                           -------------

Income from operations                           755,748

Other (Income) Expense

     Interest income                              (7,959)
                                           -------------
Total Other (Income) Expense                      (7,959)
                                           -------------
Income before income tax                         763,707

Provision for income tax                         123,940
                                           -------------
Net income from discontinued operations    $     639,767
                                           =============

NOTE L   RELATED PARTY TRANSACTIONS:

         Name of related party and relationship -

              Name of related party                    Relationship with the Company
--------------------------------------------------     -----------------------------
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

Tsann Kuen Hong Kong Ltd. (TKH)                              Affiliated Company

Tsann Kuen Japan Co., Ltd. (TKJ)                             Affiliated Company

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

NOTE L   RELATED PARTY TRANSACTIONS (CONTINUED)

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
                               ==============

         Significant related party transactions -

         For the year ended December 31, 2002 (Continued)

Accounts receivable from:

     TKC                       $    2,791,411

     TKE                              318,164
                               --------------
                               $    3,109,575
                               ==============

Accounts payable to:

     TKE                       $    4,403,755

     TKS                              332,932
                               --------------
                               $    4,736,687
                               ==============

         For the year ended December 31, 2002:

Service income from:

   TKC                         $      736,879

   TKS                                315,805
                               --------------
                               $    1,052,684
                               ==============

Accounts receivable from:

   TKE                         $          502

   TKC                                195,871

   TKS                                 30,747

   TKJ                                  2,166
                               --------------
                               $      229,286
                               ==============

Accounts payable to:

   TKS                         $      592,185

   TKE                                 73,087
                               --------------
                               $      665,272
                               ==============

                 EUPA International Corporation and Subsidiaries
                      (Formerly Access Network Corporation)

             Notes to Consolidated Financial Statements (Continued)

                           December 31, 2002 and 2001

NOTE M   SALE OF SUBSIDIARY:

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

NOTE N   CONTINGENCIES:

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