Form 10QSB/A
period 2003-03-31
EUPA INTERNATIONAL CORP /NV/
filed 2004-04-13
CIK 1084382

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003
                        Commission file number 000-26539

                         EUPA International Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                88-0409450
------------------------------------   -----------------------------------------
   (State or other jurisdiction of       (IRS Employer Identification Number)
   incorporation or organization)

   89 N. San Gabriel Boulevard, Pasadena, California                 91107
-------------------------------------------------------         ----------------
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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                        March 31, 2003
                                                                          (Unaudited)     December 31, 2002
                                                                        --------------    -----------------

                                     ASSETS

Current Assets
     Cash and cash equivalents                                            $ 3,173,184        $ 3,148,655
     Accounts receivable, net                                               2,920,168          3,110,482
                                                                          -----------        -----------

             Total Current Assets                                           6,093,352          6,259,137
                                                                          -----------        -----------

Fixed Assets
     Property, furniture and equipment (net)                                  871,979            886,412
                                                                          -----------        -----------

            Total Fixed Assets                                                871,979            886,412
                                                                          -----------        -----------

Other Assets
     Intangible assets, net                                                   335,540            338,400
     Deposits                                                                   8,370              8,370
                                                                          -----------        -----------

             Total Other Assets                                               343,910            346,770
                                                                          -----------        -----------

     Total Assets                                                         $ 7,309,241        $ 7,492,319
                                                                          ===========        ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                                $   248,319        $    37,878
     Accounts payable and accrued expenses,
          related parties                                                 $ 4,875,063        $ 5,284,559
     Income taxes payable                                                      31,473             30,681
                                                                          -----------        -----------

     Total Current Liabilities                                              5,154,855          5,353,118

Deposits payable                                                                4,100              4,100
                                                                          -----------        -----------

     Total Liabilities                                                      5,158,955          5,357,218
                                                                          -----------        -----------

Stockholders' Equity

     Common stock, $.001 par value, 25,000,000
          shares authorized, 20,900,000
          issued and outstanding                                               20,900             20,900
     Stock subscription receivable                                             (7,000)            (7,000)
     Additional paid in capital                                             1,919,703          1,914,203
     Retained earnings (deficit)                                              216,683            206,998
                                                                          -----------        -----------

     Total Stockholders' Equity                                             2,150,286          2,135,101
                                                                          -----------        -----------

     Total Liabilities and Stockholders' Equity                           $ 7,309,241        $ 7,492,319
                                                                          ===========        ===========

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                --------------------------------
                                                                                 March 31,            March 31,
                                                                                    2003                2002
                                                                                -----------         ------------
Sales, net                                                                      $         0          $         0
Service and fee income                                                               90,109               34,198
                                                                                -----------          -----------

           Total Sales                                                               90,109               34,198

Cost of sales                                                                         5,535                    0
                                                                                -----------          -----------

           Gross profit                                                              84,574               34,198

General and administrative expenses                                                  99,804              360,231
                                                                                -----------          -----------

           Income (loss) from operations                                            (15,230)            (326,033)
                                                                                -----------          -----------

Other (Income) Expense
           Interest income                                                           (1,523)                (546)
           Rental income                                                            (14,460)             (16,694)
           Other Income                                                              (3,908)                   0
                                                                                -----------          -----------

           Total Other (Income) Expense                                             (19,891)             (17,240)
                                                                                -----------          -----------

           Income (loss)  before income taxes                                         4,661             (308,793)

Provision for income taxes                                                            1,600                    0
                                                                                -----------          -----------

           Income from continuing operations                                    $     3,061         ($   308,793)
                                                                                -----------          -----------

Discontinued operations

           Income from discontinued operations                                        6,624              307,794
                                                                                -----------          -----------

Net Income                                                                      $     9,685         ($       999)
                                                                                ===========          ===========

           Net loss per share from continuing operations (basic and diluted)
                Basic                                                           $     0.000         ($     0.015)
                Diluted                                                         $     0.000         ($     0.015)

           Net loss per share (basic and diluted)
                Basic                                                           $     0.000         ($     0.000)
                Diluted                                                         $     0.000         ($     0.000)

           Weighted average number of shares
                Basic                                                            20,900,000           20,100,000
                Diluted                                                          22,650,000           20,100,000

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                 ---------------------------------
                                                                                  March 31,             March 31,
                                                                                    2003                  2002
                                                                                 -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net Income (loss)                                                     $     9,685          ($       999)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
           Depreciation and Amortization                                              21,197                16,990
           Stock issued for services                                                   5,500                 5,500
           Decrease (Increase) in receivables                                        190,314               164,270
           Decrease (Increase) in receivables, related party                               0           (13,058,190)
           Decrease (Increase) in prepaid expenses                                         0                (5,177)
           (Decrease) Increase in accounts payable
                and accrued expenses                                                 210,441               363,963
           (Decrease) Increase in accounts payable
                and accrued expenses, related party                                 (409,496)           12,516,044
           (Decrease) Increase in income taxes payable                                   792                     0
                                                                                 -----------           -----------

           Total Adjustments                                                          18,748                 3,400
                                                                                 -----------           -----------

           Net cash provided by operations                                            28,433                 2,401
                                                                                 -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Increase in intangible assets                                              (3,904)                    0
           Purchase of fixed assets                                                        0               (58,317)
                                                                                 -----------           -----------

           Net cash used in investing activities                                      (3,904)              (58,317)
                                                                                 -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
           Sale of stock                                                                   0                     0
                                                                                 -----------           -----------

           Net cash provided by financing activities                                       0                     0
                                                                                 -----------           -----------

           Net change in cash and cash equivalents                                    24,529               (55,916)
                                                                                 -----------           -----------

           Cash and cash equivalents at beginning of period                        3,148,655               490,667
                                                                                 -----------           -----------

           Cash and cash equivalents at end of period                            $ 3,173,184           $   434,751
                                                                                 ===========           ===========

           Supplemental cash flows disclosures:
                Income tax payments                                              $         0           $    35,500
                                                                                 -----------           -----------

                Interest payments                                                $         0           $         0
                                                                                 -----------           -----------
                Non cash investing and financing activities:

                     Stock issued for services                                   $     5,500           $     5,500

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

As of March 31, 2003 and 2002, the exchange rates between the Hong Kong dollar and the U.S. dollar was HK$1=US$0.128213 and US$0.12820 and the average exchange rate for the three months ended March 31, 2003 and 2002 was HK$1=US$0.12813 and US$0.12820 respectively. There is no material translation adjustment recorded on the books for March 31, 2003 and 2002.

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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 3 - CONCENTRATION - RELATED PARTY TRANSACTIONS

The Company had one major customer during the three months ended March 31, 2003. Fees charged to this customer, TKE, a related party, were approximately $90,000. Included in accounts receivable is $90,000 from this customer as of March 31, 2003.

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

         Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard

                           PART II--OTHER INFORMATION

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

         31.2     Certification of principal financial officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Tsan-Kun Wu pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certificate of Kung-Chieh Huang pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

           None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 7, 2004

                                          EUPA INTERNATIONAL CORPORATION

                                          By:/s/  Kung-Chieh Huang
                                             -----------------------------------
                                             Name: Kung-Chieh Huang
                                             Title: Chief Financial Officer