Form 10QSB/A
period 2003-06-30
EUPA INTERNATIONAL CORP /NV/
filed 2004-04-13
CIK 1084382

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

                         EUPA International Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                                 88-0409450
---------------------------------------   --------------------------------------
   (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization)

  89 N. San Gabriel Boulevard, Pasadena, California                   91107
-------------------------------------------------------           --------------
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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                June 30, 2003
                                                                                 (Unaudited)       December 31, 2002
                                                                                -------------      -----------------
                                     ASSETS

Current Assets
     Cash and cash equivalents                                                   $   557,886          $ 3,148,655
     Accounts receivable, related parties, net                                       663,993            3,110,482
     Accounts receivable, other                                                            0                    0
     Prepaid expenses                                                                      0                    0
     Deferred income taxes                                                                 0                    0
                                                                                 -----------          -----------
             Total Current Assets                                                  1,221,879            6,259,137
                                                                                 -----------          -----------

Fixed Assets
     Property, furniture and equipment (net)                                         858,404              886,412
                                                                                 -----------          -----------
            Total Fixed Assets                                                       858,404              886,412
                                                                                 -----------          -----------

Other Assets
     Intangible assets, net                                                          348,354              338,400
     Deposits                                                                          8,370                8,370
                                                                                 -----------          -----------
             Total Other Assets                                                      356,724              346,770
                                                                                 -----------          -----------
     Total Assets                                                                $ 2,437,007          $ 7,492,319
                                                                                 ===========          ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                                       $   153,408          $    37,878
     Accounts payable and accrued expenses,
          related parties                                                            127,041            5,284,559
     Income taxes payable                                                             31,527               30,681
                                                                                 -----------          -----------

     Total Current Liabilities                                                       311,976            5,353,118

Deposits payable                                                                       4,100                4,100
                                                                                 -----------          -----------

     Total Liabilities                                                               316,076            5,357,218
                                                                                 -----------          -----------

Stockholders' Equity

     Common stock, $.001 par value, 25,000,000
          shares authorized, 20,900,000
          issued and outstanding, respectively                                        20,900               20,900
     Additional paid in capital                                                    1,918,203            1,907,203
     Cumulative foreign-exchange translation adjustment                                  294                    0
     Retained earnings                                                               181,534              206,998
                                                                                 -----------          -----------

     Total Stockholders' Equity                                                    2,120,931            2,135,101
                                                                                 -----------          -----------

     Total Liabilities and Stockholders' Equity                                  $ 2,437,007          $ 7,492,319
                                                                                 ===========          ===========

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Three Months Ended              Six Months Ended
                                                                        ---------------------------   ---------------------------
                                                                          June 30,       June 30,       June 30,       June 30,
                                                                            2003           2002           2003           2002
                                                                        ------------   ------------   ------------   ------------
Sales, net                                                               $         0    $         0    $         0    $         0
Service and fee income                                                       199,891              0        290,000              0
                                                                         -----------    -----------    -----------    -----------

     Total Sales                                                             199,891              0        290,000              0

Cost of sales                                                                    449              0          5,984              0
                                                                         -----------    -----------    -----------    -----------

     Gross profit                                                            199,442              0        284,016              0

General and administrative expenses                                          256,503        454,665        356,307        814,871
                                                                         -----------    -----------    -----------    -----------

     Income (loss) from operations                                           (57,061)      (454,665)       (72,291)      (814,871)
                                                                         -----------    -----------    -----------    -----------

Other (Income) Expense
     Interest income                                                          (1,885)        (1,615)        (3,408)        (2,161)
     Rental income                                                           (14,577)       (19,540)       (29,037)       (36,234)
     Bad debt expense                                                              0            660              0            660
     Miscellaneous                                                              (160)        34,075         (4,068)          (123)
     Interest expense                                                              0              0              0              0
                                                                         -----------    -----------    -----------    -----------

     Total Other (Income) Expense                                            (16,622)        13,580        (36,513)       (37,858)
                                                                         -----------    -----------    -----------    -----------

     Income (loss)  before income taxes                                      (40,439)      (468,245)       (35,778)      (777,013)

Provison for income taxes                                                          0              0          1,600              0
                                                                         -----------    -----------    -----------    -----------

     Income from continuing operations                                       (40,439)      (468,245)       (37,378)      (777,013)
                                                                         -----------    -----------    -----------    -----------

Discontinued operations

     Income from discontinued operations                                       5,290        390,884         11,914        698,653
                                                                         -----------    -----------    -----------    -----------

Net Income                                                              ($    35,149)  ($    77,361)  ($    25,464)  ($    78,360)
                                                                         ===========    ===========    ===========    ===========

     Net loss per share from continuing operations (basic and diluted)
          Basic                                                         ($     0.002)  ($     0.023)  ($     0.002)  ($     0.039)
          Diluted                                                       ($     0.002)  ($     0.023)  ($     0.002)  ($     0.039)

     Net loss per share from continuing operations (basic and diluted)
          Basic                                                         ($     0.002)  ($     0.004)  ($     0.001)  ($     0.004)
          Diluted                                                       ($     0.002)  ($     0.004)  ($     0.001)  ($     0.004)

     Weighted average number of shares
          Basic                                                           20,900,000     20,100,000     20,900,000     20,100,000
          Diluted                                                         20,900,000     20,100,000     20,900,000     20,100,000

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                 ---------------------------------
                                                                                   June 30,             June 30,
                                                                                    2003                  2002
                                                                                 -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (loss)                                                           ($   25,464)         ($    78,360)

Adjustments to reconcile net loss to net
cash used in operating activities:
     Amortization                                                                     15,309                 5,500
     Depreciation                                                                     28,907                22,980
     Stock issued for services                                                        11,000                 5,500
     Translation adjustments                                                             294                     0
     Decrease (Increase) in receivables                                            2,446,489           (11,551,997)
     Decrease (Increase) in other receivables                                              0                (1,796)
     Decrease (Increase) in prepaid expenses                                               0               (39,549)
     (Decrease) Increase in accounts payable
          and accrued expenses                                                    (5,041,988)           12,526,868
     (Decrease) Increase in income taxes payable                                         846                83,262
                                                                                 -----------           -----------

     Total Adjustments                                                            (2,539,143)            1,050,768
                                                                                 -----------           -----------

     Net cash provided by operations                                              (2,564,607)              972,408
                                                                                 -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in intangible assets                                                   (25,263)              (92,873)
     Purchase of fixed assets                                                           (899)                    0
                                                                                 -----------           -----------

     Net cash used in investing activities                                           (26,162)              (92,873)
                                                                                 -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of stock                                                                         0                 2,000
                                                                                 -----------           -----------

     Net cash provided by financing activities                                             0                 2,000
                                                                                 -----------           -----------

     Net change in cash and cash equivalents                                      (2,590,769)              881,535
                                                                                 -----------           -----------

     Cash and cash equivalents at beginning of year                                3,148,655               490,667
                                                                                 -----------           -----------

     Cash and cash equivalents at end of period                                  $   557,886           $ 1,372,202
                                                                                 ===========           ===========

     Supplemental cash flows disclosures:
          Income tax payments                                                    $       800           $    35,000
                                                                                 -----------           -----------

          Interest payments                                                      $         0           $    16,406
                                                                                 -----------           -----------

          Non cash investing and financing activities:

               Stock issued for services                                         $    11,000           $     5,500
                                                                                 -----------           -----------

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                June 30, 2003
                                                                                 (Unaudited)        December 31, 2002
                                                                                -------------       -----------------
Common stock, par value $.001 (thousands of shares)
     Balance at beginning of period                                              $    20,900           $    20,000
     Issuance of common stock                                                              0                   900
                                                                                 -----------           -----------

     Balance at end of period                                                         20,900                20,900
                                                                                 -----------           -----------

Additional paid in capital
     Balance at beginning of period                                                1,914,203             1,884,103
     Issuance of common stock                                                              0                 8,100
     Issuance of stock options for service                                            11,000                22,000
                                                                                 -----------           -----------

     Balance at end of period                                                      1,925,203             1,914,203
                                                                                 -----------           -----------

Stock subscription receivable
     Balance at beginning of period                                                   (7,000)                    0
     Issuance of common stock                                                              0                (7,000)
                                                                                 -----------           -----------

     Balance at end of period                                                         (7,000)               (7,000)
                                                                                 -----------           -----------

Cumulative foreign-exchange translation adjustment
     Balance at beginning of year                                                          0                     0
     Foreign currency translation                                                        294                     0
                                                                                 -----------           -----------

     Balance at end of year                                                              294                     0
                                                                                 -----------           -----------

Retained earnings
     Balance at beginning of period                                                  206,998               560,815
     Net income (loss)                                                               (25,464)             (353,817)
                                                                                 -----------           -----------

     Balance at end of period                                                        181,534               206,998
                                                                                 -----------           -----------

Total Stockholders' Equity at end of period                                      $ 2,120,931           $ 2,135,101
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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY ACCESS NETWORK CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share - Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented but are not calculated as part of the earnings per share. Options to purchase shares of common stock outstanding were not included in the computation of diluted EPS for all periods presented because the effect would have been anti-dilutive.

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

As of June 30, 2003 and 2002, the exchange rates between the Hong Kong dollar and the U.S. dollar was HK$1=US$0.12830 and US$0.12821 and the average exchange rate for the six months ended June 30, 2003 and 2002 was HK$1=US$0.12824 and US$0.12820 respectively. There is no material translation adjustment recorded on the books for June 30, 2003 and 2002.

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

         OPERATING EXPENSES. Operating expenses, consisting of general and administrative expenses were $257,933 for the three months ended June 30, 2003 as compared to $482,596 in the same period of fiscal year 2002. The items included accounting fees, amortization and depreciation expenses, wages and salaries and legal professional service expenses. The significant decrease in operating expenses was a direct result of the discontinuance of Union

Channel operations. The income(loss) from operations were $(58,491) and $16,362 for the three months ended June 30, 2003 and 2002, respectively.

         NET INCOME(LOSS): For the three months ended June 30, 2003 the Company realized a net loss of $(35,149) as compared to a net loss of $(77,361) for the three months ended June 30, 2002. The non-operating income for the three months ended June 30, 2003 was $23,342 as compared with $(26,287) of non-operating expenses in the same period for the year 2002. Included in non-operating items were interest income and expenses, rental income, etc. The income taxes for the second quarter of the fiscal years 2003 and 2002 were $0 and $67,436 respectively.

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

         NET INCOME(LOSS). For the six months ended June 30, 2003, the Company realized a net loss of $(25,464), as compared to a net loss of $(78,360) for the six months ended June 30, 2002. The first half of 2003 includes a tax provision approximating $1,600 as compared to $83,262 for the six months ended June 30, 2002.

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

                           PART II--OTHER INFORMATION

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

         31.2     Certification of principal financial officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Tsan-Kun Wu pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Kung-Chieh Huang pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

           None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 7, 2004

                                               EUPA INTERNATIONAL CORPORATION

                                               By:______________________________
                                                  Name: Kung-Chieh Huang
                                                  Title: Chief Financial Officer