Form 10KSB
period 2003-12-31
EUPA INTERNATIONAL CORP /NV/
filed 2004-04-15
CIK 1084382

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2003.

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ________________.

                        Commission File Number: 001-26539

                         EUPA INTERNATIONAL CORPORATION
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             Nevada                                               88-0409450
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                                 (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                             89 N. San Gabriel Blvd.
                               Pasadena, CA 91107
                         -------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $960,462.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 13, 2004, was $828,000.

         The number of shares of common stock outstanding as of April 13, 2004 was 20,900,000.

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

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Since 1990, EUPA International Corporation ("EUPA"), through its Tsann Kuen U.S.A. Incorporated ("TKE USA") subsidiary, has been the United States market research, design, supply and sales arm of Tsann Kuen Enterprise Co., Ltd. ("TKE"), a worldwide leader for over 20 years in the manufacture and design of home appliance and consumer electronic products for international brand names distributors. TKE owns approximately 67% of our stock. TKE's strategy is to expand its United States and worldwide operations in part through our operations. As a result of an internal restructuring at TKE, our operations have been significantly expanded in 2003. In addition to our traditional role of developing products, we will also provide sales and customer support to related parties as described herein.

HISTORY AND DEVELOPMENT OF BUSINESS

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

         TK USA is the United States market research and design, and sales and customer support for TKE and other related parties. TKE designs, manufactures and sells a range of small and medium size electric products and appliances for the home, including coffee makers, electric grills, irons, toaster ovens, motor-driven products and vacuum cleaners. All of the products are sold to numerous brand name companies. TKE products are sold in over 80 countries throughout the world. Common household items such as the George Forman line of grills (marketed by Salton Inc.) were designed by EUPA and manufactured by TKE in China. The Company believes that TKE is the largest manufacturer of coffee makers, electric grills and irons in the world. The Company believes that TKE maintains a leading market position in the manufacture of many household products as a result of innovative products designed to meet consumer needs and esthetic preferences, strong relationships with customers and its ability to manufacture its products at low cost.

         The Company currently markets TKE products in the United States for Tsann Kuen China (Zanghou) Enterprised Ltd. ("TKL"), Tsann Kuen China (Shanghai) Enterprises Ltd. ("TKS") and Tsann Kuen (China) Enterprises Co., Ltd. ("TKC") through an internal sales force. TK USA does not recognize sales revenue from the sale of TKE products in the United States. Rather, it interfaces with their customers in the United States and processes orders. TK USA is then paid a service fee, which is equal to cost incurred by TK USA plus a markup. Accordingly, EUPA does not and will not realize significant net income from TK USA's operations in the United States.

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

         To partially offset the effect of the discontinuation of the Union Channel operations, management has determined to accelerate its plan to derive revenues from EUPA's research and development activities. EUPA's TK USA subsidiary devotes significant time and resources to the design and development of small appliances. Some of TKE's products are the result of TK USA's design efforts. Beginning in 2003, pursuant to an agreement with TKE and other related parties, TK USA began to receive fees for customer service, research and design fee and patent administration service fee. Fees will be commensurate to the value of the service provided. The parties agree that value is to be calculated as being equal to the fully burdened costs incurred by TK USA in providing such services, plus a reasonable markup.

COMPETITIVE ADVANTAGES.

         We believe that our principal competitive strengths are:

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

BUSINESS STRATEGY.

         Our primary strategy is to be the anchor for TKE and other related parties activities in the U.S. Therefore, the Company is not only performing a research and development function, but also acts as the information center for TKE. The following initiatives are adopted to foster the research and development activities, and to maintain the ongoing sales business:

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

         During the year ended December 31, 2003, TKE manufactured 90 different types of appliance products and sold them all over the world.

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

         To address different consumer preferences around the world, TKE maintains research and development centers in Taiwan, China, the United States, Japan. TKE employs approximately 100 designers who are coordinated at TKE research and development facility in Taiwan. TKE's use of in-house industrial designers, technicians and engineers and other specialties have been a major strength in obtaining and increasing TKE's business. Beginning in 2002, all research and development activities will be conducted by EUPA which has begun to result in additional revenue for us from design fees for product moulds.

         Beginning in the first quarter of 2003, EUPA became the major research and development center for TKE products targeting in the U.S. TK USA assumes responsibility for the collection of market trend, consumer taste and the competitors' information in the U.S market. Pursuant to a Product Design Contract, TK USA designs products for TKE on a project by project basis. TK USA intends to adjust the size of its full-time research and development personnel based on the project needs. TK USA from time to time will engage outsourcing with outside designers to support its projects. If necessary, TK USA will recruit more full-time designers.

MARKETING AND DISTRIBUTION

         The Company does not engage in extensive public marketing activities. Rather, the Company directs its marketing efforts toward expanding EUPA's product offerings to TKE's and other related parties existing customers.

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

EMPLOYEES

         As of December 31, 2003, the Company employed 7 employees at EUPA's Pasadena, California headquarters. None of EUPA's employees are covered by any collective bargaining agreement. The Company generally considers its relationship with its employees to be satisfactory and have never experienced a work stoppage.

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

         On February 5, 2003, the Superior Court granted summary judgment in favor of the defendants. Plaintiffs appealed the summary judgment, and the appeal was fully briefed as of January 30, 2004. Oral argument occurred on February 4, 2004, and is awaiting the appellate court's decision. The Company plans to vigorously contest any appeal of this judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since October 18, 2001, our shares have been quoted on the NASD OTC Bulletin Board under the trading symbol "EUPA". Our shares were originally approved for quotation on the OTC Bulletin Board in July 2000 under the symbol "ACSJ". However, no public trading market for our common stock took place until October 2001. The common stock is traded sporadically, and no established liquid trading market currently exists. The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for each quarter during the last two fiscal years. The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                    HIGH         LOW
                                                                    -----       -----
Fiscal Year Ended December 31, 2003
       First Quarter......................................         $ 0.10       $0.02
       Second Quarter.....................................            .02         .02
       Third Quarter......................................            .10         .02
       Fourth Quarter.....................................            .05         .03

Fiscal Year Ended December 31, 2002
       First Quarter......................................         $ 9.65       $8.12
       Second Quarter.....................................          10.00        5.00
       Third Quarter......................................           6.25        0.55
Fourth Quarter............................................           0.75       $0.08

         On April 13, 2004, the last reported sales price for our shares on the OTC Bulletin Board was $0.12 per share. At April 13, 2004, we had 603 stockholders of record.

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

RECENT SALE OF UNREGISTERED SECURITIES

         For the year ended December 31, 2003, the Company did not issue any securities under the Securities Act of 1933 (the "Act") that have not been previously reported.

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

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Company's audited consolidated financial statements for the fiscal years ended December 31, 2003 and 2002 and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

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

         TK USA is the United States market research, design, supply and sales arm of TKE and the other related parties. It currently markets TKE products in the United States for TKE and the other related parties through an internal sales force. All of the products are sold to numerous brand name companies. TK USA does not recognize sales revenue from the sale of TKE products in the United States. Rather, it interfaces with TKE and the other related parties customers in the United States and processes orders. TK USA is then paid a customer service fee, research and design fee and patent administration service fee. EUPA does not and will not realize significant net income from TK USA's operations in the United States.

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

         However, after two quarters of operation, management determined that Union Channel could not efficiently operate in Asia and Europe because it did not have the requisite human resources and customer support, and to put this infrastructure in place would not be cost-efficient. As a result, management terminated Union Channel's operation in the third quarter of 2002 so that EUPA could focus on searching for more profitable business opportunities in the United States or internationally. This has materially reduced EUPA's revenues for the year ended December 31, 2003. The Company has filed all necessary dissolution paperwork as of December 31, 2003.

         To partially offset the effect of the discontinuation of the Union Channel operations, management has determined to accelerate its plan to derive revenues from EUPA's research and development activities. EUPA's TK USA subsidiary devotes significant time and resources to the design and development of small appliances. Some of TKE's products are the result of TK USA's design efforts. Beginning in 2003, pursuant to a agreement with TKE and other related parties, TK USA began to receive fees for customer service, research and design fee and patent administration service fee. Fees will be commensurate to the value of the service provided. The parties agree that value is to be calculated as being equal to the fully burdened costs incurred by TK USA in providing such services, plus a reasonable markup.

RESULTS OF OPERATIONS

         The consolidated financial statements for the year ended December 31, 2003 and December 31, 2002, include the accounts of EUPA and its wholly owned subsidiaries, TK USA and Union Channel.

         REVENUE . The Company's net revenues for the year ended December 31, 2003 totaled $960,462, in comparison to revenue of $954,500 for the year ended December 31, 2002. For 2003, TK USA began to receive fees from TKE and other related parties for customer service, research and design fee and patent administration service fee pursuant to their service agreements.The fee income for the year ended December 31, 2002 was derived mainly from service fees for design and development of products for TKE.

         OPERATING EXPENSES. Operating expenses for the fiscal years ended December 31, 2003 and 2002 totaled $959,625 and $1,603,831, respectively. Operating expenses includes items such as selling and marketing expenses, plus general and administrative expenses such as legal, accounting, consulting and expenses like salaries and wages and research and development expenses incurred during this period. The decrease is largely attributed to a decrease in legal and accounting fees related to compliance with public company obligations in 2003.

         NON-OPERATING INCOME (EXPENSE). Non-operating income for the year ended December 31, 2003 was $73,381 compared to non-operating expense of $342,653 for the year ended December 31, 2002. Non-operating income during the year ended December 31, 2003 included $5,151, $64,325 and $3,908 of interest income, rental income and miscellaneous income, respectively. Included in the 2002 figure is a bad debt expense of $417,574, offset by $6,297 of interest income and $67,800 of rental income.

         DISCONTINUED OPERATIONS. Income from discontinued operations was $10,598 for the year ended December 31, 2003 as compared to $639,767 for 2002. The decrease in income was directly attributable to the cessation of activities of Union Channel, Ltd. at the end of 2002.

         NET INCOME. For the year ended December 31, 2003 the Company incurred a net income of $77,776 compared to a net loss of ($353,817) for the year ended December 31, 2002. The net loss in 2002 was almost exclusively the result of the accrual of bad debt expense of $417,514. The Net income per share basic and diluted were .004 and .003, respectively in 2003 compared with the Net loss per share basic and diluted were both ($0.017) in 2002. The weighted average shares outstanding for the year ended December 31, 2003 was 20,900,000 for basic and 22,650,000 diluted. The weighted average shares outstanding for the year ending December 31, 2002 was 20,550,000 for both basic and diluted. Basic income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents (options and warrants) as if the potential common shares had been issued.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced a significant decrease from its cash balances of $3,148,655 as of December 31, 2002 to 971,093 as of December 31, 2003 as a result of the cessation of Union Channel operations. The Company was able to generate revenue from the customer service fee, design fee and patent administration service fee to provide the necessary cash flow to meet anticipated working capital requirements. The Company's current assets totaled $1,304,694 and $6,259,137 on December 31, 2003 and 2002, respectively. Total assets were $2,527,813 and $7,492,319 on December 31, 2003 and 2002,
respectively. The decrease in current assets and total assets were mainly due to the decrease in accounts receivables from related parties and decrease in the cash and cash equivalents position because of the cessation of Union Channel operations. The Company's current liabilities totaled $286,893 and $5,353,118 at December 31, 2003 and 2002, respectively. The accounts payables and other payables to related parties were $172,672 and $5,284,559, respectively. The resulted working capital totaled $1,017,801 and $906,019 on December 31, 2003 and 2002, respectively. Total liabilities were $290,993 and $5,357,218 on December 31, 2003 and 2002, respectively. The decrease in liabilities is primarily due to the account payables to the related parties. Net cash provided
(used) by operating activities totaled ($2,100,417) and 2,797,079 for the years ended December 31, 2003 and 2002, respectively. Cash used in investing activities was $79,088 and 141,091 for the year ended December 31, 2003 and 2002, respectively. Net cash provided by (used for) financing activities totaled $2,000 for the years ended December 31, 2002. The $2,000 was provided by the sale of common stocks in 2002.

         Working Capital Requirements. Cash needs of the Company are currently met by the Company's operations. From time to time, the Company's daily operation is supported by advances from TKE if EUPA temporarily encounters money shortage. These loans will be paid back by EUPA's revenue from TKE and other related parties. Therefore, the management believes that its current financial resources will be sufficient to finance its operations for TK USA and obligations (current and long-term liabilities) for the long and short term. The Company believes that its customer service fee, products design fees and ongoing royalties with TKE and other related parties will provide adequate working capital for the expenses for EUPA and TK USA. However, the Company's consolidated actual working capital needs for the long and short term will depend upon numerous factors, including the Company's operating results, the cost of increasing the research and development activities, and the availability of existing credit facilities for TKE, none of which can be predicted with certainty.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Notes to the Consolidated Financial Statements contain a summary of EUPA International, Inc.'s significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies as well as estimates made by management are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain. Additional information about these policies can be found in Note B to the Consolidated Financial Statements. Management has discussed each of these significant accounting policies and related estimates with the Board of Directors.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

MANAGEMENT.

Directors and Executive Officers

         The following table and text sets forth the names and ages of all directors and executive officers of EUPA and the Company's key management personnel as of December 31, 2003. All of the Company's directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of the Company's directors or officers has any agreement with the Company regarding terms of employment or compensation.

                                                                                                    Director
Name of Individual      Age             Position with company and subsidiaries                        since
------------------      ---             --------------------------------------                      --------
Tsan-Kun Wu             52     Director, Chairman of the Board and Chief Executive Officer            2001
Hsing Chuang            49     Director and General Manager                                           2001
Kung-Chieh Huang        39     Director and Chief Financial Officer                                   2004
Wen-Fang Yang           43     Director                                                               2001
Te-Jung Chien           40     Director                                                               2001
Ko-Ta Chang             44     Secretary, Vice President and Chief Operational Officer                2002
Fang-Chuan Lin          38     Chief Planning Officer                                                 n/a

------------------

         TSAN-KUN WU has been Chief Executive Officer, President and director of EUPA since October 2001. From 1978 through the present, Mr. Wu has served as President of Tsann Kuen Enterprises Co. Ltd., the parent company of EUPA and a leading designer and manufacturer of home appliance and consumer electronic products.

         HSING CHUANG has been General Manager and a director of EUPA since October 2001. From 1998 to the present, Mr. Chuang has served as General Manager of Tsann Kuen Enterprises Co. Ltd. From 1995 to 1998, Mr. Chuang served as Vice President for Tsann-Kuen Enterprises Co. Ltd.

         KUNG-CHIEH HUANG has been Chief Financial Officer and a director of Eupa since February 2004 has been Chief Financial Officer and a director of Eupa. From 2002 to through the present, Mr. Huang has served as Senior Manager of the Accounting Department of Tsann Kuen Enterprises Co. Ltd. From 1999 to 2002, Mr. Huang served as Manager of the Accounting Department for Tsann Kuen (China) Enterprises Co. Ltd.

         WEN-FANG YANG has been a director of EUPA since October 2001. From 2002 to the present, Mr. Yang has served as the General Manager of Tsann Kuen (China) Enterprises Co. Ltd. From January 2001 to 2002, Mr. Yang served as Vice General Manager of Tsann Kuen (China) Enterprises Co. Ltd. From December 1994 to December 2000, Mr. Yang was employed by Shanghai P&C Telesystems Inc.

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

         FANG-CHUAN LIN has been the Chief Planning Officer of EUPA since November 2001. From May 1999 to the present, Mr. Lin has served as Marketing Manager for Tsann Kuen Enterprises Co. Ltd. From 1997 through 1998, Mr. Lin served as a factory manager for Cameo Electric Company.

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

         During fiscal year 2003, the following individuals were late with their Form 3 filings: each of Messrs. Tsan-Kun Wu, Hsing Chuang, Wen-Fan Yang, Te-Jung Chien, Cheng-Chi Chang, Ko-ta Chang and Fang-Chuan Lin were required to file Initial Statements of Beneficial Ownership of Securities on Form 3 within 10 days after they became a director of EUPA. Messrs. Tsan-Kun Wu, Hsing Chuang, Wen-Fan Yang, Te-Jung Chien and Cheng-Chi Chang filed respective Form 3 on June 26, 2003. Messrs. Ko-ta Chang and Fang-Chuan Lin filed respective Form 3 on July 1, 2003.

         During fiscal year 2003, Tsann Kuen Enterprises Co. Ltd. was late with its Form 3 and Form 4 filings. Tsann Kuen Enterprises Co. Ltd. was required to file Initial Statements of Beneficial Ownership of Securities on Form 3 within 10 days after it became a ten percent stockholder of EUPA. Tsann Kuen Enterprises Co. Ltd. filed such Form 3 on June 26, 2003. In addition, Tsann Kuen Enterprises Co. Ltd. was required to file a Form 4 before the end of the second business day following the day on which a transaction resulting in a change in beneficial ownership has been executed. Tsann Kuen Enterprises Co. Ltd. reported nine transactions on four Forms 4 on July 31, 2003.

ITEM 9A. CONTROLS AND PROCEDURES.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table details information for EUPA for each of the fiscal years ended December 31, 2003 and 2002 concerning compensation of all individuals serving as our chief executive officer during the fiscal year ended December 31, 2003. No other executive officer or key employee had total annual salary and bonus exceeded $100,000 for the year ended December 31, 2003 (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                   Annual Compensation                    Long-Term Compensation
                         --------------------------------------   --------------------------------------
                                                    Other         Restricted   Securities
     Name and                  Salary   Bonus      Annual            Stock     Under-lying   All Other
Principal Position       Year   ($)      ($)   Compensation ($)   Awards ($)   Options (#)  Compensation
----------------------   ----  ------   -----  ----------------   ----------   -----------  ------------
Tsan-Kun Wu, CEO         2003    $0      $ 0         $0                  $0         $0           $0
      and Chairman
      of the Board (1)   2002    $0      $ 0         $0                  $0         $0           $0

(1)      Mr. Wu's salary is paid by our parent company Tsann Kuen Enterprises
         Co. Ltd.

         STOCK OPTION GRANTS IN LAST FISCAL YEAR.

         There were no grants of stock options during the fiscal year ended December 2003 to any of the Named Executives.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number of shares of common stock beneficially owned as of April 12, 2004 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director;
(iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares and the address of each person is c/o Tsann Kuen Group, No. 331, Sec. 1, Tiding Blvd., Neihu District, Taipei, Taiwan:

                                                                   Beneficial
                                                                    Ownership             Current
          Name and Address                                       of Common Stock    Percent of Class (1)
          ----------------                                       ---------------    --------------------
Tsan Kun Wu                                                                  0                 0%

Tsann Kuen Enterprise Co., Ltd. (2).                                14,000,000             66.99%

Hsing Chuang                                                                 0                 0%

Fang-Chuan Lin                                                               0                 0%

Wen-Fang Yang                                                                0                 0%

Cheng-Chi Chang                                                              0                 0%

Te-Jung Chien                                                                0                 0%

                                                                   Beneficial
                                                                    Ownership             Current
          Name and Address                                       of Common Stock    Percent of Class (1)
          ----------------                                       ---------------    --------------------
Ko-Ta Chang                                                                  0                 0%

Kung-Chieh Huang                                                             0                 0%

All Directors and Executive Officers
as a Group (7 persons)                                                       0                 0%

-----------------------------
*        Less than one percent.

(1) Based on 20,900,000 shares of Common Stock actually outstanding as of April 12, 2004.

(2)      Owned of record by TKE.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         1. For the year ending December 31, 2003, there were a number of related party transactions involving our former operating subsidiary, Tsann Kuen Co. Ltd. ("TKJ") and affiliated companies. These transactions are more particularly described in Note K to our financial statements.

         2. TK USA and TKE are parties to a certain Product Design Contract dated January 1, 2002. During the year ended December 31, 2003, TKE paid design fees of $954,500 to TK USA.

         3. TK USA and TKE are parties to a certain Research and Development Services Agreement dated December 22, 2003.

         4. TK USA and TKE are parties to a certain Fiduciary and Patent Administration Services Agreement dated December 22, 2003.

         5. TK USA and TKE are parties to a certain Sales and Customer Support Services Agreement dated December 22, 2003.

         6. TK USA and Tsann Kuen China (Shanghai) Enterprise Ltd. are parties to a certain Sales and Customer Support Services Agreement dated December 22, 2003.

         7. TK USA and Tsann Kuen (China) Enterprise Co. Ltd. are parties to a certain Sales and Customer Support Services Agreement dated December 22, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

3.1      Articles of Incorporation of Access Network Corporation*

3.2      Bylaws*

3.3 Certificate of Amendment to Articles of Incorporation changing name to EUPA International Corporation**

4.1 Specimen Certificate representing shares of EUPA International common stock.*

10.1 Exchange Agreement, dated as of October 10, 2001 by and among EUPA, TKE, TKE USA, Marci Evans and Michael Stankiewicz.**

10.2     EUPA International Corporation 2001 Stock Incentive Plan. ***

10.3 Option Agreement dated December 27, 2001 by and between Tsann Pao Co. and EUPA. ***

10.4     Product Design Contract by and Between TKE and TK USA ****

10.5 Research and Development Services Agreement, dated December 22, 2003 by and between TKE and TK USA

10.6 Fiduciary and Patent Administration Services Agreement, dated December 22, 2003 by and between TKE and TK USA.

10.7 Sales and Customer Support Services Agreement, dated December 22, 2003 by and between TKL and TK USA

10.8 Sales and Customer Support Services Agreement, dated December 22, 2003 by and between TKS and TK USA

10.9 Sales and Customer Support Services Agreement, dated December 22, 2003 by and between TKC and TK USA

21       Subsidiaries

23.1     Consent of Lichter, Weil and Associates

31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

--------------------

* Filed as part of our Registration Statement on Form 10-SB with the Securities and Exchange Commission on June 29, 1999.

** Filed as part of a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2001.

*** Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

**** Filed as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         (b) Reports on Form 8-K.

         No reports were filed on Form 8-K during the last quarter of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Summary of Lichter, Weil and Associates Fees For Professional Services Rendered

                                                    Years Ended December 31,
                                                   2003                 2002
Audit fees (1)                                   $60,542              $47,150
Audit related fees                                     0                    0
Tax fees                                           3,143                    0
                                                 -------              -------

                                                 $63,685              $47,150
                                                 =======              =======

1) Services relating to audit of the annual consolidated financial statements, review of quarterly financial statements, consents, and assistance with the review of documents filed with the SEC.

The Company does not have an independent audit committee and the full board of directors therefore serves as the audit committee for all purposes relating to communication with the Company's auditors and responsibility for the Company audit. All engagements for audit services, audit related services and tax services are approved in advance by the full board of directors of the Company. The Company's Board of Directors has considered whether the provision of the services described above for the fiscal years ended December 31, 2003 and 2002, is compatible with maintaining the auditor's independence.

All audit and non-audit services that may be provided by our principal accountant to the Company shall require pre-approval by the Board. Further, our auditor shall not provide those services to the Company specifically prohibited by the Securities and Exchange Commission, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EUPA INTERNATIONAL CORPORATION

                                    By     /s/  Tsan-Kun Wu
                                       -----------------------------------------
                                           Tsan-Kun Wu
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                     Title                               Date
            ---------                                     -----                               ----
   /s/ Tsan-Kun Wu                     President, Chief Executive Officer and Director   April 14, 2004
----------------------------------
Tsan Kun Wu

   /s/ Kung-Chieh Huang                Chief Financial Officer and Director              April 14, 2004
----------------------------------
Kung-Chieh Huang

   /s/ Wen-Fang Yang                   Director                                          April 14, 2004
----------------------------------
Wen-Fang Yang

   /s/ Te-Jung Chien                   Director                                          April 14, 2004
----------------------------------
Te-Jung Chien

   /s/ Hsing Chuang                    Director                                          April 14, 2004
----------------------------------
Hsing Chuang

                         EUPA INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
INDEPENDENT AUDITOR'S REPORT.........................................           1
FINANCIAL STATEMENTS:
    Statements of Financial Position.................................           2
    Statements of Operations.........................................           3
    Statements of Stockholders' Equity...............................           4
    Statements of Cash Flows.........................................           5
    Notes to Financial Statements....................................           6-20

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
Pasadena, California

We have audited the consolidated statements of financial position of Eupa International, Inc. and its subsidiaries as of December 31 2003 and 2002, and the related consolidated statements of operations and stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Union Channel, Ltd., a wholly owned subsidiary, which statements reflect total assets and revenues of 21% and 0% for 2003 and 72% and 97% for 2002, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Union Channel, Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditor, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eupa International, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America and International auditing guidelines.

February 18, 2004
/s/ Lichter Weil and Associates
San Diego, California

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                           DECEMBER 31, 2003 AND 2002

                                                                        2003           2002
                                                                     ----------     ----------
                                             ASSETS

Current Assets
            Cash and cash equivalents                                $  971,093     $3,148,655
            Accounts receivable, related parties, net                   272,680      3,110,482
            Other receivable, related parties                            60,921              0
                                                                     ----------     ----------
                        Total Current Assets                          1,304,694      6,259,137
                                                                     ----------     ----------

Fixed Assets
            Property, furniture and equipment (net)                     854,768        886,412
                                                                     ----------     ----------
                        Total Fixed Assets                              854,768        886,412
                                                                     ----------     ----------

Other Assets
            Intangible assets, net                                      359,981        338,400
            Deposits                                                      8,370          8,370
                                                                     ----------     ----------
                        Total Other Assets                              368,351        346,770
                                                                     ----------     ----------
            Total Assets                                             $2,527,813     $7,492,319
                                                                     ==========     ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
            Accounts payable and accrued expenses                    $   29,585     $   37,878
            Accounts payable and accrued expenses
                 related parties                                              0      4,736,687
            Other payable, related parties                              172,672        547,872
            Income taxes payable                                         84,636         30,681
                                                                     ----------     ----------
            Total Current Liabilities                                   286,893      5,353,118

Deposits payable                                                          4,100          4,100
                                                                     ----------     ----------
            Total Liabilities                                           290,993      5,357,218
                                                                     ----------     ----------

Stockholders' Equity
            Common stock, $.001 par value, 25,000,000
                shares authorized, 20,900,000
                issued and outstanding                                   20,900         20,900
            Additional paid in capital                                1,929,203      1,907,203
            Cumulative foreign-exchange translation adjustment            1,943              0
            Retained earnings                                           284,774        206,998
                                                                     ----------     ----------
            Total Stockholders' Equity                                2,236,820      2,135,101
                                                                     ----------     ----------
            Total Liabilities and Stockholders' Equity               $2,527,813     $7,492,319
                                                                     ==========     ==========

                         See accompanying Notes and Accountants' Report

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                        2003           2002
                                                                     -----------    -----------
Fee income                                                           $   960,462    $   954,500
                                                                     -----------   ------------

            Total revenue                                                960,462        954,500

Selling expenses                                                           7,307         55,065

                                                                     -----------   ------------

            Gross profit                                                 953,155        899,435

General and administrative expenses                                      952,318      1,548,766
                                                                     -----------   ------------

            Income (loss) from operations                                    837       (649,331)
                                                                     -----------   ------------

Other (income) expense
            Interest income                                               (5,157)        (6,297)
            Rental income                                                (64,325)       (67,800)
            Bad debt expense                                                   0        417,574
            Penalty and interest                                               9              0
            Miscellaneous                                                 (3,908)          (824)
                                                                     -----------   ------------

            Total other (income) expense                                 (73,381)       342,653
                                                                     -----------   ------------
            Income (loss)  before income taxes                            74,218       (991,984)

Provision for income taxes                                                 7,040          1,600
                                                                     -----------   ------------
            Income from continuing operations                             67,178       (993,584)

Discontinued operations: (See note J)
            Income from discontinued operations                           10,598        639,767
                                                                     -----------   ------------

Net Income (loss)                                                    $    77,776   ($   353,817)
                                                                     ===========   ============

Net loss per share from continuing operations (basic and diluted)
    Basic                                                            $     0.003   ($     0.048)
    Diluted                                                          $     0.003   ($     0.048)

Net loss per share (basic and diluted)
    Basic                                                            $     0.004   ($     0.017)
    Diluted                                                          $     0.003   ($     0.017)

Weighted average number of shares (See note G)
    Basic                                                             20,900,000     20,550,000
    Diluted                                                           22,650,000     20,550,000

                 See Accompanying Notes and Accountants' Report

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                        Year ended          Year ended
                                                                                    December 31, 2003   December 31, 2002
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net Income (loss)                                                          $    77,776        $  (353,817)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
            Depreciation and amortization                                                   89,151            232,098
            Stock options issued for services                                               22,000             22,000
            Decrease (Increase) in receivables                                           2,837,802         (2,944,962)
            Decrease (Increase) in other receivables                                       (60,921)           615,924
            Decrease (Increase) in prepaid expenses                                              0              9,055
            Decrease (Increase) in deferred income taxes                                         0              7,858
            (Decrease) Increase in accounts payable
                 and accrued expenses                                                   (4,744,980)         4,626,270
            (Decrease) Increase in other payable                                          (375,200)           547,872
            (Decrease) Increase in deposits payable                                              0              4,100
            (Decrease) Increase in income taxes payable                                     53,955             30,681
                                                                                       -----------        -----------

            Total Adjustments                                                           (2,178,193)         3,150,896
                                                                                       -----------        -----------

            Net cash provided by (used in) operations                                   (2,100,417)         2,797,079
                                                                                       -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of fixed assets                                                       (27,522)            (1,384)
            Increase in intangible assets                                                  (51,566)          (139,707)
                                                                                       -----------        -----------

            Net cash used in investing activities                                          (79,088)          (141,091)
                                                                                       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
            Sale of common stock                                                                 0              2,000
                                                                                       -----------        -----------

            Net cash provided by financing activities                                            0              2,000
                                                                                       -----------        -----------

            Effect of exchange rate change on cash                                           1,943                  0
                                                                                       -----------        -----------

            Net change in cash and cash equivalents                                     (2,177,562)         2,657,988

            Cash and cash equivalents at beginning of year                               3,148,655            490,667
                                                                                       -----------        -----------

            Cash and cash equivalents at end of year                                   $   971,093        $ 3,148,655
                                                                                       ===========        ===========

            Supplemental cash flows disclosures:
                Income tax payments                                                           $800        $    50,558
                                                                                       -----------        -----------

                Non cash investing and financing activities:

                    Stock issued for services                                          $    22,000        $    22,000
                                                                                       -----------        -----------

                 See Accompanying Notes and Accountants' Report

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           DECEMBER 31, 2003 AND 2002

                                                                                   2003             2002
                                                                                -----------      -----------
Common stock, number of shares outstanding
            Balance at beginning of period                                       20,900,000       20,000,000
            Issuance of common stock                                                      0          900,000
                                                                                -----------      -----------
            Balance at end of period                                             20,900,000       20,900,000
                                                                                ===========      ===========

Common stock, par value $.001 (thousands of shares)
            Balance at beginning of period                                      $    20,900      $    20,000
            Issuance of common stock                                                      0              900
                                                                                -----------      -----------

            Balance at end of period                                                 20,900           20,900
                                                                                -----------      -----------

Additional paid in capital
            Balance at beginning of period                                        1,914,203        1,884,103
            Issuance of common stock                                                      0            8,100
            Issuance of stock options for service                                    22,000           22,000
            Write-off of stock subscription receivable                               (7,000)               0
                                                                                -----------      -----------

            Balance at end of period                                              1,929,203        1,914,203
                                                                                -----------      -----------

Stock subscription receivable
            Balance at beginning of period                                           (7,000)               0
            Issuance of common stock                                                      0           (7,000)
            Write-off of stock subscription                                           7,000                0
                                                                                -----------      -----------

            Balance at end of period                                                      0           (7,000)
                                                                                -----------      -----------

Cumulative foreign-exchange translation adjustment
            Balance at beginning of year                                                  0                0
            Foreign currency translation                                              1,943                0
                                                                                -----------      -----------

            Balance at end of year                                                    1,943                0
                                                                                -----------      -----------

Retained earnings
            Balance at beginning of period                                          206,998          560,815
            Net income (loss)                                                        77,776         (353,817)
                                                                                -----------      -----------

            Balance at end of period                                                284,774          206,998
                                                                                -----------      -----------

Total Stockholders' Equity at end of period                                     $ 2,236,820      $ 2,135,101
                                                                                ===========      ===========

                 See Accompanying Notes and Accountants' Report

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

NOTE A   ORGANIZATION:

                  EUPA International Corporation ("EUPA"), formerly Access Network Corporation, was incorporated on September 8, 1998 under the laws of the State of Nevada. Tsann Kuen U.S.A. ("TK USA") was incorporated under the laws of the State of Illinois in June 1990. Union Channel Limited ("Union") was incorporated in Hong Kong on September 28, 2001 and commenced operation during the quarter ended March 31, 2002. TK USA and Union are owned 100% by EUPA; collectively the three corporations are referred to as the "Company".

                  On October 23, 2001, TK USA became a wholly owned subsidiary of EUPA through a reverse merger. EUPA acquired all of the issued and outstanding capital stock of TK USA from Tsann Kuen Enterprise Co., Ltd. ("TKE") Pursuant to an Exchange Agreement dated as of October 10, 2001 by and among TKE, TK USA and EUPA (the "Exchange Agreement"). Pursuant to the Exchange Agreement, TK USA became a wholly owned subsidiary of EUPA and, in exchange for the TK USA shares; EUPA issued 12,000,000 shares of its common stock to TKE, representing 60% of the issued and outstanding capital stock of EUPA at that time. Prior to the merger, EUPA had nominal business activity. As of December 31, 2003 and 2002 TKE owns approximately 67% of the issued and outstanding stock of EUPA.

                  TK USA is the United States market research, design, supply and sales arm for TKE. TKE is a worldwide leader for more than 20 years in the manufacture and design of home appliance and consumer electronic products for international brand name distributors.

                  Union was established to become the leading outsource supplier for TKE in Asia and Europe. Union has sales and purchasing arrangements with TKE, Tsann Kuen China Enterprise Co., Ltd. ("TKC") and Tsann Kuen China (Shanghai) Enterprise Co., Ltd. ("TKS"), all are related parties. TKC and TKS are operating subsidiaries of TKE. Sales to TKC were approximately $23,699,344 for the year ended December 31, 2002. Included in accounts receivable from related parties at December 31, 2002 is approximately $2,829,073. Included in accounts payable as of December 31, 2002 is approximately $4,736,687 to related parties. The activities of Union were discontinued in the third quarter of 2002 and the Company has filed all necessary dissolution paperwork as of December 31, 2003.

                  TKE products are sold in over 80 countries around the world. Its major products are: small appliances including irons, coffee makers, grills, and food processors; medium size appliances which include microwave ovens, electromagnetic ovens, electric cookers and vacuum cleaners.

NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

              BASIS OF CONSOLIDATION:

                  The consolidated financial statements for December 31, 2003 and 2002 include the accounts of EUPA and its wholly owned subsidiaries TK USA and Union. All references herein to the Company include the consolidated results of EUPA and its subsidiaries. All significant intercompany accounts and transaction have been eliminated upon consolidation.

              REVENUE RECOGNITION:

                  Sales service fees and research and development fees are recognized as the related services are provided.

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

                  Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

Building and improvements                          15 to 60 years
Automobiles                                          4 to 6 years
Machinery and equipment                             5 to 12 years
Furniture and fixtures                                    7 years

              INTANGIBLE ASSETS:

                  Effective July 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the years ended December 31, 2003 and 2002.

                  Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. We test such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less.

              EXCHANGE GAIN (LOSS):

                  During 2003 and 2002, the transactions of Union, denominated in foreign currency, are recorded in Hong Kong dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

              TRANSLATION ADJUSTMENT:

                  As of December 31, 2003 and 2002, the accounts of Union were maintained, and its financial statements were expressed, in Hong Kong dollars. Such financial statements were translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", with the Hong Kong dollar as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

                  As of December 31, 2003 and 2002, the exchange rates between the Hong Kong dollar and the U.S. dollar was HK$1=US$0.1288 and US$0.128225 and the average exchange rate for the year ended December 31, 2003 and 2002 was HK$1=US$0.12845 and US$0.128211. Total translation adjustment recognized for the year ended December 31, 2003 and 2002 is $1,943 and $0 respectively.

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

                  In 1996, SFAS No 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model where applicable, or alternatively a book value approach. During the year ended December 31, 2003 and 2002, the company recognized consulting expenses of $22,000, in each year, for the granting of stock options to non-employees.

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

                  Types of temporary differences for which deferred taxes have been recognized occur from the difference between book and tax depreciation, amortization and allowance reserves. During the year ended December 31, 2003 and 2002 there were no material differences.

              COMPREHENSIVE INCOME:

                  SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During 2003 and 2002, the Company has other comprehensive income relating to foreign currency translations.

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

              DERIVATIVE INSTRUMENTS:

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company was required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. For the year ended December 31, 2003 and 2002, the Company had no derivative instruments.

              IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:

                  The Company adopted the provision of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In assessing the impairment of these identifiable intangible assets, identifiable goodwill will be allocated on a pro rata basis using fair values of the assets at the original acquisition date. In estimating expected future cash flows for determining whether an asset is impaired and if expected future cash flows are used in measuring assets that are impaired, assets will be grouped at the lowest level (entity level) for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In recording an impairment loss, any related goodwill would be reduced to zero before reducing the carrying amount of any identified impaired asset.

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

              RECLASSIFICATION:

                  Certain amounts have been reclassified in prior years to be consistent with the classification as of December 31, 2003.

NOTE C   PROPERTY AND EQUIPMENT:

              A summary is as follows:

                                                         2003           2002
                                                      ----------     ----------
Building and improvements                             $  655,688     $  649,988

Land                                                     400,000        400,000

Machinery and equipment                                  216,026        202,204

Automobiles                                              108,067        100,067

Furniture and fixtures                                    64,759         64,759

                                                      ----------     ----------
                                                       1,444,540      1,417,018

Less accumulated depreciation                            589,772        530,606
                                                      ----------     ----------
                                                      $  854,768     $  886,412
                                                      ==========     ==========

NOTE D   INTANGIBLE ASSETS:

              A summary is as follows:

                                                         2003           2002
                                                         ----           ----
Patents and Trademark costs                           $  449,651     $  398,086

Less accumulated amortization                             89,670         59,686
                                                      ----------     ----------
                                                      $  359,981     $  338,400
                                                      ==========     ==========

NOTE E   COMMON STOCK:

              On October 16, 2001, the Company effectuated a forward stock split of 19.940179 shares for every one issued and outstanding share of common stock. This effect of the split is reflected for all periods presented.

              The Company granted 700,000 warrants with an exercise price of $0.01 as a broker commission in assisting to consummate the above transaction. These warrants approximated a value of $80,000, which was netted out in the equity section of the balance sheet. These warrants were exercised in August 2002.

NOTE F   INCENTIVE AND NON STATUTORY STOCK OPTION PLAN:

              The 2001 Plan

              In October 2001, the Company adopted a Stock Option Plan providing for the issuance of up to 1,000,000 incentive stock options and non-qualified stock options to the Company's key employees and others. Incentive stock options may be granted at prices not less than 100% of the fair market value at the date of the grant. Non-qualified stock options may be granted at prices not less than 75% of the fair market value at the date of the grant. The company has not granted any options pursuant to this Plan during 2003 and 2002.

              Non-Employee Options

              In December 2001, the Company issued an option to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $0.001, vesting over a period of five years. The options were issued in exchange for future ongoing marketing services to be rendered to the Company. The per unit weighted-average fair value of unit options granted was $0.11 at the date of grant using a book value approach. The book value approach best estimated the value of the services to be provided. During the year ended December 31, 2003 and 2002, the Company recognized consulting expenses of $22,000 in each year, for the granting of stock options to non-employees.

NOTE G   EARNINGS PER SHARE:

              Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive shares outstanding during the period and adjust for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance unless such effect is anti-dilutive. Options to purchase 1,750,000 shares common stock outstanding for the year ended December 31, 2002 were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

NOTE H   INCOME TAXES:

                                                                           2003          2002
                                                                         -------      ----------
  Domestic                                                               $67,178      $ (992,024)
  International                                                           10,598         763,747
                                                                         -------      ----------
     Total                                                                77,776      $ (228,277)
                                                                         =======      ==========

The income tax provision consisted of the following:

Current
   Federal                                                               $     0      $        0
   State                                                                   7,040           1,600
   International                                                               0         123,940
                                                                         -------      ----------
     Total Current                                                         7,040         125,540
                                                                         -------      ----------

Deferred
   Federal                                                                     0               0
   State                                                                       0               0
   International                                                               0               0
                                                                         -------      ----------
     Total Deferred                                                            0               0
                                                                         -------      ----------
Total Provision                                                          $ 7,040      $  125,540
                                                                         =======      ==========

A reconciliation of expected income taxes using the statutory federal income tax rate to the effective income tax provision is as follows:

Federal tax at the statutory rate                                        $     0      $        0
State and local income taxes, net of federal benefit                       7,040           1,600
Effect of international earnings taxed  at different rates                     0         123,940
Provision adjustment from prior year                                           0               0
                                                                         -------      ----------
  Total income tax provision                                             $ 7,040      $  125,540
                                                                         =======      ==========

NOTE I   OPERATING SEGMENTS:

              The Company organized its business units in two reportable segments in 2002: sales and customer support, and research and development. The sales and customer support segment sold and assisted with the product sales of home appliances, for related parties, in the United States. The research and development segment designs and develops products in the home appliance market, for related parties, which then are manufactured and sold. In 2003 the Company continues to operate in two reportable segments, but it no longer sells any products, due to the discontinuation of its Union Channel subsidiary (see Note J).

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

         Information about operations by operating segment for 2003 is as follows:

                                                Sales      Research &
                                               Services    Development   All Others      Total
                                             -----------   -----------   ----------   -----------
Revenues                                     $   745,808   $   187,998   $   90,981   $ 1,024,787
Operating profit                                 176,250        38,737      (71,982)      143,005
Interest income                                    3,724           745       15,537        20,006
Other income                                       3,257           651            8         3,916
Depreciation and amortization                     49,305         9,861       29,985        89,151
Other significant noncash item:
  Bad debt                                             0             0            0             0
Identifiable assets                            1,353,319       270,664      903,830     2,527,813
Capital expenditures for segment assets           27,522             0       51,566        79,088
Reconciliation of segment information:
Revenues:
Total revenues for all reportable segments   $   933,806
Other revenues                                         0
Elimination of intersegment revenue                    0
                                             -----------
    Consolidated revenue                     $   933,806
                                             ===========
Profit:
Total reportable segment profit              $   164,198
Other profit (loss)                              (86,422)
Other unallocated amounts                              0
                                             -----------
    Income (loss) before income taxes        $    77,776
                                             ===========
Assets:
Total assets for reportable segments         $ 1,906,358
Other assets                                     621,455
Other unallocated assets                               0
                                             -----------
    Consolidated assets                      $ 2,527,813
                                             ===========

         Information about operations by operating segment for 2002 is as follows:

                                                           Research &
                                                Sales      Development   All Others      Total
                                             -----------   -----------   ----------   -----------
Revenues                                     $32,395,823   $   954,500   $  258,590   $33,608,913
Intersegment revenues                                  0             0      258,590       258,590
Operating profit                                 497,198        (4,902)    (385,879)      106,417
Interest income                                    7,959         6,297            0        14,256
Interest expense                                       0             0            0             0
Depreciation and amortization                          0       230,567        1,531       232,098
Other significant noncash item:
  Bad debt                                       417,574             0            0       417,574
Identifiable assets                            5,462,083     1,962,464       67,772     7,492,319
Capital expenditures for segment assets                0       141,091            0       141,091
Reconciliation of segment information:
Revenues:
Total revenues for all reportable segments   $33,350,323
Other revenues                                   258,590
Elimination of intersegment revenue             (258,590)
                                             -----------
    Consolidated revenue                     $33,350,323
                                             ===========
Profit:
Total reportable segment profit              $  (141,589)
Other profit (loss)                             (155,312)
Other unallocated amounts                         68,624
                                             -----------
    Income (loss) before income taxes        $  (228,277)
                                             ===========
Assets:
Total assets for reportable segments         $ 7,424,547
Other assets                                      67,772
Other unallocated assets                               0
                                             -----------
    Consolidated assets                      $ 7,492,319
                                             ===========

NOTE J DISCONTINUED OPERATIONS:

         In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 established criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective beginning January 1, 2002. In accordance with SFAS 144, the Company now reports as discontinued operations assets held for sale (as defined by SFAS 144) and assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Income under Discontinued operations.

         The components of income/ (loss) from operations related to discontinued operations for the period ended December 31, 2003 and 2002 are shown below. These include the results of the full year of operations for those assets classified as held for sale as of December 31, 2003 and 2002.

DISCONTINUED OPERATIONS:

                                              2003           2002
                                           -----------    -----------
Sales, net                                 $         -    $32,395,823

Cost of sales                                      192     31,571,335
                                           -----------    -----------
Gross profit                                      (192)       824,488

General and administrative expenses              4,067         68,740
                                           -----------    -----------
Income from operations                          (4,259)       755,748

Other (Income) Expense

     Interest income                           (14,849)        (7,959)
     Other income                                   (8)             -
                                           -----------    -----------
Total Other (Income) Expense                   (14,857)        (7,959)
                                           -----------    -----------
Income before income tax                        10,598        763,707

Provision for income tax                             -        123,940
                                           -----------    -----------
Net income from discontinued operations    $    10,598    $   639,767
                                           ===========    ===========

NOTE K RELATED PARTY TRANSACTIONS:

         Name of related party and relationship -

Name of related party                                         Relationship with the Company
---------------------                                         -----------------------------
Tsann Kuen Enterprise Co., Ltd. (TKE)                         Parent Company
Tsann Kuen (China) Enterprise Co., Ltd. (TKC)                 Affiliated Company
Tsann Kuen China (Shanghai) Enterprise Ltd. (TKS)             Affiliated Company
Tsann Kuen Hong Kong Ltd. (TKH)                               Affiliated Company
Tsann Kuen China (Zhangzhou) Enterprises Ltd. (TKL)           Affiliated Company

         Significant related party transactions -

         For the year ended December 31, 2003:

         Service income from:

TKC                $    301,232
TKE                     214,371
TKS                     127,682
TKL                     316,894
                   ------------
                   $    960,179
                   ============

         Accounts receivable from:

TKE                $    214,870
TKS                      57,808
                   ------------
                   $    272,680
                   ============

         Other payable to:

TKE                $    137,994
TKC                      27,500
TKH                       1,519
                   ------------
                   $    167,013
                   ============

         Significant related party transactions -

         For the year ended December 31, 2002:

         Sales income from:

TKC                $ 23,699,333
                   ============

         Service income from:

TKE                $    954,500
                   ============

         Cost of sales to:

TKE                $ 21,433,428
TKC                   3,260,684
TKS                   5,186,125
                   ------------
                   $ 29,880,237
                   ============

         Accounts receivable from:

TKC                $  2,791,411
TKE                     318,164
                   ------------
                   $  3,109,575
                   ============

         Accounts payable to:

TKE                $  4,403,755
TKS                     332,932
                   ------------
                   $  4,736,687
                   ============

NOTE L CONTINGENCIES:

         The Company is party to certain litigation that has arisen in the normal course of its business and that of its subsidiary. In the opinion of management, none of the litigation is likely to result in a material effect on the Company's financial position or results of operations.

         On November 31, 2001 an individual filed a complaint for breach of contract against TKE Shanghai. The complaint included TKE, TK USA, TKC and TKS for allegedly being "alter egos" of each other and should be responsible for TKS's breach of contract. On December 7, 2001, the plaintiff amended the complaint to include EUPA International as a defendant. On February 5, 2003, the judge granted a summary judgment motion for the defendants. Plaintiffs appealed the summary judgment, and the appeal was fully briefed as of January 30, 2004. Oral argument occurred on February 4, 2004, and is awaiting the appellate court's decision.

                  The Company plans to vigorously defend all appeals. At this time, the Company's legal counsel cannot predict the outcome of any appeal or subsequent litigation or to estimate the amount of damages, if any, for which the Company could be liable. Therefore no amount has been accrued on the books.

NOTE N COMMITMENTS:

         Tsann Kuen Enterprises Co., Ltd. (TKE) - TK USA signed an agreement with TKE in 2003 to provide R&D Services on a project by project basis, and other services as requested by TKE. The term of the agreement is from January 1, 2003 to December 31, 2003 with automatic annual renewal unless written notice is provided. As compensation for the services to be provided by TK USA hereunder, TKE shall pay to TK USA a service fee commensurate to the value of the service provided. The parties agree that value is to be calculated as being equal to the fully burdened costs incurred by TK USA in providing such services to TKE, plus a markup. For the year ended December 31, 2003, actual markup rate was 5% and actual amount billed was $187,998.

         Tsann Kuen Enterprises Co., Ltd. (TKE) - TK USA signed an agreement with TKE in 2003 to provide Fiduciary and Patent Administration services to TKE. TKE will use TKE USA as their patent holder to enhance their ability to protect their patents since the patents held by TKE USA are subject to the laws of the United States. The term of the agreement is from January 1, 2003 to December 31, 2003 with automatic annual renewal unless written notice is provided. As compensation for the services to be provided by TK USA hereunder, TKE shall pay to TK USA a service fee commensurate to the value of the service provided. The parties agree that value is to be calculated as being equal to the fully burdened costs incurred by TK USA in providing such services to TKE, plus a markup. For the year ended December 31, 2003, actual markup rate was 2% and actual amount billed was $26,373.

         Tsann Kuen China (Zhanghou) Enterprises Ltd. (TKL) - TK USA signed an agreement with TKL in 2003 to provide Sales and Customer Support for TKL's customers in the United States. The term of the agreement is from January 1, 2003 to December 31, 2003 with automatic annual renewal unless written notice is provided. As compensation for the services to be provided by TK USA hereunder, TKL shall pay to TK USA a service fee commensurate to the value of the service provided. The parties agree that value is to be calculated as being equal to the fully burdened costs incurred by TK USA in providing such services to TKE, plus a markup. For the year ended December 31, 2003, actual markup rate was 2% and actual amount billed was $316,894.

         Tsann Kuen China (Shanghai) Enterprises Ltd. (TKS) - TK USA signed an agreement with TKS in 2003 to provide Sales and Customer Support for TKS's customers in the United States. The term of the agreement is from January 1, 2003 to December 31, 2003 with automatic annual renewal unless written notice is provided. As compensation for the services to be provided by TK USA hereunder, TKS shall pay to TK USA a service fee commensurate to the value of the service provided. The parties agree that value is to be calculated as being equal to the fully burdened costs incurred by TK USA in providing such services to TKS, plus a markup. For the year ended December 31, 2003, actual markup rate was 2% and actual billed was $127,682.

         Tsann Kuen (China) Enterprises Co. Ltd. (TKC) - TK USA, signed an agreement with TKC in 2003 to provide Sales and Customer Support for TKC's customers in the United States. The term of the agreement is from January 1, 2003 to December 31, 2003 with automatic annual renewal unless written notice is provided. As compensation for the services to be provided by TK USA hereunder, TKC shall pay to TK USA a service fee commensurate to the value of the service provided. The parties agree that value is to be calculated as being equal to the fully burdened costs incurred by TK USA in providing such services to TKC, plus a markup. For the year ended December 31, 2003, actual markup rate was 2% and actual amount billed was $301,232.