Form 10KSB
period 2002-12-31
EUPA INTERNATIONAL CORP /NV/
filed 2004-04-29
CIK 1084382

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO
                                  FORM 10-KSB

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

21       Subsidiaries***

23.1     Consent of Lichter, Weil & Associates*****

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

/s/ Lichter, Weil & Associates

March 20, 2003
San Diego, California

                       [V.H. Cheung & Company Letterhead]




                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Union Channel Limited



We have audited the accompanying balance sheet of Union Channel Limited as of December 31, 2002, and the related profit and loss account and cash flows for the year then ended which have been prepared on the basis of accounting principles generally accepted in Hong Kong. These financial statements are the responsibility of the Company's management. We are required to express an opinion on these financial statements in the US-style report form based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and in Hong Kong. US standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Union Channel Limited as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in Hong Kong.



/s/ Y.H. Cheung & Company
-------------------------------------------

Y.H. Cheung & Company
Certified Public Accountants, Hong Kong
March 18, 2003

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