Form 10QSB
period 2004-03-31
EUPA INTERNATIONAL CORP /NV/
filed 2004-05-14
CIK 1084382

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2004
                        Commission file number 000-26539



                                 EUPA International Corporation
--------------------------------------------------------------------------------
               (Exact name of small business issuer as specified in its charter)

                     Nevada                                         88-0409450
----------------------------------------------------   ------------------------------------
 (State or other jurisdiction of incorporation         (IRS Employer Identification Number)
                or organization)

89 N. San Gabriel Boulevard, Pasadena, California                      91107
----------------------------------------------------   ------------------------------------
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

        As of May 14, 2004, the issuer had outstanding 20,900,000 shares of its Common Stock, $0.001 par value.

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The unaudited financial statements of EUPA International Corporation and its subsidiaries, Tsann Kuen U.S.A. Inc. and Union Channel Ltd. (collectively, the "Company" and sometimes as "we", "us" or "EUPA"), as at and for the period ending March 31, 2004 were prepared by management and commence on the following page. In the opinion of management the financial statements fairly present the financial condition of the Company.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2004

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

                                TABLE OF CONTENTS


Consolidated Statements of Financial Position                                F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Cash Flow                                         F-4

Consolidated Statements of Changes in Stockholders' Equity                   F-5

Notes to Consolidated Financial Statements                                   F-6

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                     ASSETS

                                                                    March 31, 2004
                                                                      (Unaudited)    December 31,2003
                                                                      -----------    ----------------
Current Assets
       Cash and cash equivalents                                      $   934,537       $   971,093
       Accounts receivable, net                                           311,087           272,680
       Other receivable, related parties                                   15,976            60,921
       Prepaid expenses                                                     4,360                 0
                                                                      -----------       -----------

               Total Current Assets                                     1,265,960         1,304,694
                                                                      -----------       -----------

Fixed Assets
       Property, furniture and equipment (net)                            841,002           854,768
                                                                      -----------       -----------

              Total Fixed Assets                                          841,002           854,768
                                                                      -----------       -----------

Other Assets
       Intangible assets, net                                             356,359           359,981
       Deposits                                                             8,370             8,370
                                                                      -----------       -----------

               Total Other Assets                                         364,729           368,351
                                                                      -----------       -----------

       Total Assets                                                   $ 2,471,691       $ 2,527,813
                                                                      ===========       ===========


                            LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities
       Accounts payable and accrued expenses                          $    26,127       $    29,585
       Other payable, related parties                                     141,756           172,672
       Income taxes payable                                                     0            84,636
                                                                      -----------       -----------

       Total Current Liabilities                                          167,883           286,893

Deposits payable                                                            4,100             4,100
                                                                      -----------       -----------

       Total Liabilities                                                  171,983           290,993
                                                                      -----------       -----------

Stockholders' Equity

       Common stock, $.001 par value, 25,000,000
            shares authorized, 20,900,000
            issued and outstanding                                         20,900            20,900
       Additional paid in capital                                       1,934,703         1,929,203
       Cumulative foreign-exchange translation adjustment                 (21,406)            1,943
       Retained earnings                                                  365,511           284,774
                                                                      -----------       -----------

       Total Stockholders' Equity                                       2,299,708         2,236,820
                                                                      -----------       -----------

       Total Liabilities and Stockholders' Equity                     $ 2,471,691       $ 2,527,813
                                                                      ===========       ===========

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                              -------------------------------
                                                                                March 31,         March 31,
                                                                                  2004               2003
                                                                              ------------       ------------
Fee Income                                                                    $    310,913       $     90,109
                                                                              ------------       ------------

       Total revenue                                                               310,913             90,109

Selling Expense                                                                     39,872              5,535
                                                                              ------------       ------------

       Gross profit                                                                271,041             84,574

General and administrative expenses                                                283,428             99,804
                                                                              ------------       ------------

       Income (loss) from operations                                               (12,387)           (15,230)
                                                                              ------------       ------------

Other (Income) Expense
       Interest income                                                                (864)            (1,523)
       Rental income                                                               (14,619)           (14,460)
       Other Income                                                                   (100)            (3,908)
                                                                              ------------       ------------

       Total Other (Income) Expense                                                (15,583)           (19,891)
                                                                              ------------       ------------

       Income before income taxes                                                    3,196              4,661

Provision for income taxes                                                           1,600              1,600
                                                                              ------------       ------------

       Income (loss) from continuing operations                                      1,596              3,061
                                                                              ------------       ------------

Discontinued operations
       Income from discontinued operations                                          79,141              6,624
                                                                              ------------       ------------

Net Income                                                                    $     80,737       $      9,685
                                                                              ============       ============

       Net loss per share from continuing operations (basic and diluted)
            Basic                                                             $      0.000       $      0.000
            Diluted                                                           $      0.000       $      0.000

       Net loss per share (basic and diluted)
            Basic                                                             $      0.004       $      0.000
            Diluted                                                           $      0.004       $      0.000

       Weighted average number of shares
            Basic                                                               20,900,000         20,900,000
            Diluted                                                             22,650,000         22,650,000

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                   March 31,         March 31,
                                                                                      2004              2003
                                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income (loss)                                                          $    80,737       $     9,685

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and Amortization                                                   21,451            21,197
       Stock issued for services                                                        5,500             5,500
       Decrease (Increase) in accounts receivables                                    (38,407)          190,314
       Decrease (Increase) in other receivables, related party                         44,945                 0
       Decrease (Increase) in prepaid expenses                                         (4,360)                0
       (Decrease) Increase in accounts payable
            and accrued expenses                                                       (3,458)          210,441
       (Decrease) Increase in accounts payable
            and accrued expenses, related party                                             0          (409,496)
       (Decrease) Increase in other payable, related party                            (30,916)                0
       (Decrease) Increase in income taxes payable                                    (84,636)              792
                                                                                  -----------       -----------

       Total Adjustments                                                              (89,881)           18,748
                                                                                  -----------       -----------

       Net cash provided by (used in) operations                                       (9,144)           28,433
                                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Increase in intangible assets                                                   (4,063)           (3,904)
                                                                                  -----------       -----------

       Net cash used in investing activities                                           (4,063)           (3,904)
                                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Sale of stock                                                                        0                 0
                                                                                  -----------       -----------

       Net cash provided by financing activities                                            0                 0
                                                                                  -----------       -----------

       Effect of exchange rate on cash                                                (23,349)                0
                                                                                  -----------       -----------

       Net change in cash and cash equivalents                                        (36,556)           24,529

       Cash and cash equivalents at beginning of period                               971,093         3,148,655
                                                                                  -----------       -----------

       Cash and cash equivalents at end of period                                 $   934,537       $ 3,173,184
                                                                                  ===========       ===========

       Supplemental cash flows disclosures:
            Income tax payments                                                   $    10,600       $         0
                                                                                  ===========       ===========

            Non cash investing and financing activities:

                 Stock issued for services                                        $     5,500       $     5,500
                                                                                  ===========       ===========

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                           March 31,
                                                             2004
                                                          (Unaudited)    December 31, 2003
                                                          -----------    -----------------
Common stock, number of shares outstanding
       Balance at beginning of period                      20,900,000         20,900,000
       Issuance of common stock                                     0                  0
                                                         ------------       ------------

       Balance at end of period                            20,900,000         20,900,000
                                                         ============       ============

Common stock, par value $.001 (thousands of shares)
       Balance at beginning of period                    $     20,900       $     20,900
       Issuance of common stock                                     0                  0
                                                         ------------       ------------

       Balance at end of period                                20,900             20,900

Additional paid in capital
       Balance at beginning of period                       1,929,203          1,914,203
       Issuance of common stock                                     0                  0
       Issuance of stock options for service                    5,500             22,000
       Write-off of stock subscription receivable                   0             (7,000)
                                                         ------------       ------------

       Balance at end of period                             1,934,703          1,929,203

Stock subscription receivable
       Balance at beginning of period                               0             (7,000)
       Issuance of common stock                                     0                  0
       Write-off of stock subscription receivable                   0              7,000
                                                         ------------       ------------

       Balance at end of period                                     0                  0
                                                         ------------       ------------

Cumulative foreign-exchange translation adjustment
       Balance at beginning of period                           1,943                  0
       Foreign currency translation                           (23,349)             1,943
                                                         ------------       ------------

       Balance at end of period                               (21,406)             1,943
                                                         ------------       ------------

Retained earnings
       Balance at beginning of period                         284,774            206,998
       Net income (loss)                                       80,737             77,776
                                                         ------------       ------------

       Balance at end of period                               365,511            284,774
                                                         ------------       ------------

Total stockholders' equity at end of period              $  2,299,708       $  2,236,820
                                                         ============       ============

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1 - NATURE OF OPERATIONS

EUPA International Corporation (EUPA), was incorporated on September 8, 1998 under the laws of the state of Nevada. Tsann Kuen U.S.A. (TK USA) was incorporated under the laws of the state of Illinois in June 1990. Union Channel Limited (Union) was incorporated in Hong Kong on September 28, 2001 and commenced operations during the quarter ended March 31, 2002. TK USA and Union are owned 100% by EUPA, collectively the three corporations are referred to as the "Company".

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


Union was established to become the leading outsource supplier for TKE in Asia and Europe. The activities of Union were discontinued in the third quarter of 2002 and the Company has filed all necessary dissolution paperwork as of December 31, 2003 and is pending approval from all various authorities.


TKE products are sold in over 80 countries around the world. Its major products are: small appliances including irons, coffee makers, grills, and food processors; medium size appliances which include microwave ovens, electromagnetic ovens, electric cookers and vacuum cleaners.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by EUPA International Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2003.

Basis of Consolidation - The consolidated financial statements for 2004 and 2003 include the accounts of EUPA and its wholly owned subsidiaries, TK USA and Union Channel. All references herein to the Company included the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Revenue Recognition - Sales service fees and research and development fees are recognized as the related services are provided.

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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of March 31, 2004 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

Stock Based Compensation - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount that an employee must pay to acquire the stock.

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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Earnings Per Share - The Company uses SFAS No. 128, "Earnings Per Share", for calculating the basic and diluted earnings (loss) per share. Basic earnings
(loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents as if the potential common shares had been issued.

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

Translation Adjustments - As of March 31, 2004 and 2003, the accounts of Union Channel were maintained, and its financial statements were expressed, in Hong Kong dollars. Such financial statements were translated into U.S. dollars in accordance with SFAS 52 "Foreign Currency Translation", with the Hong Kong dollar as the functional currency. According to the statement all assets and liabilities were translated at the current exchange rate, stockholder's equity accounts are translated at the historical rates and income statement items are translated at the average exchange rates for the period.

As of March 31, 2004 and 2003, the exchange rates between the Hong Kong dollar and the U.S. dollar was HK$1=US$0.12830 and US$0.128213 and the average exchange rate for the three months ended March 31, 2004 and 2003 was HK$1=US$0.12859 and US$0.12813 respectively. There is a ($21,406) and $0 translation adjustment recorded on the books for March 31, 2004 and 2003.

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

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

In 1996, SFAS No 123", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model where applicable, or alternatively a book value approach. During the three months ended March 31, 2004 and 2003, the company recognized consulting expenses of $5,500 for the granting of stock options to non-employees.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 3 - COMPENSATED ABSENCES

All full time regular covered employees are eligible for vacation with pay according to the following schedule: After one (1) full year of continuous full time employment five (5) days of vacation, after two (2) full years of continuous full time employment eight (8) days of vacation, after three full years of continuous full time employment twelve (12) days vacation, after four full years of continuous full time employment sixteen (16) days vacation, and after five full years of continuous full time employment twenty (20) days vacation leave. The date of employment on a full time permanent basis will be considered the anniversary date for vacation purposes. When a regular full time employee has completed fifty-two (52) weeks of continuous employment he/she will be considered as having earned the aforementioned vacation benefits. At the end of each year and at termination, employees are paid for any accumulated annual vacation leave. As of March 31, 2004 vacation liability exists in the amount of $3,731.

NOTE 4 - CONCENTRATION - RELATED PARTY TRANSACTIONS

The Company had four customers during the three months ended March 31, 2004. Fees charged to these customers, all related parties, were approximately $310,913. Included in accounts receivable is $311,087 from these customers as of March 31, 2004.

NOTE 5 - COMMON STOCK

In December 2001, the Company issued an option to purchase 1,000,000 shares of the Company's stock at an exercise price of $0.001, vesting over a period of five years. The options were issued in exchange for future ongoing marketing services to be rendered to the Company by a related company. The per unit weighted-average fair value of unit options granted was $0.11 at the date of grant using a book value approach. The book value approach best estimated the value of the services to be provided. During the three months ended March 31, 2004 and 2003 the Company recognized consulting expenses of $5,500 for the granting of stock options to non-employees.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 6 -  COMMITMENTS


Tsann Kuen Enterprises Co., Ltd. (TKE) - TK USA signed an agreement with TKE in 2003 to provide R&D Services on a project by project basis, and other services as requested by TKE. The term of the agreement is from January 1, 2003 to December 31, 2003 with automatic annual renewal unless written notice is provided. As compensation for the services to be provided by TK USA hereunder, TKE shall pay to TK USA a service fee commensurate to the value of the service provided. The parties agree that value is to be calculated as being equal to the fully burdened costs incurred by TK USA in providing such services to TKE, plus a markup. For the three months ended March 31, 2004, actual markup rate was 5% and actual amount billed was $34,278.

        Tsann Kuen Enterprises Co., Ltd. (TKE) - TK USA signed an agreement with TKE in 2003 to provide Fiduciary and Patent Administration services to TKE. TKE will use TKE USA as their patent holder to enhance their ability to protect their patents since the patents held by TKE USA are subject to the laws of the United States. The term of the agreement is from January 1, 2003 to December 31, 2003 with automatic annual renewal unless written notice is provided. As compensation for the services to be provided by TK USA hereunder, TKE shall pay to TK USA a service fee commensurate to the value of the service provided. The parties agree that value is to be calculated as being equal to the fully burdened costs incurred by TK USA in providing such services to TKE, plus a markup. For the three months ended March 31, 2004, actual markup rate was 2% and actual amount billed was $6,610.

        Tsann Kuen China (Zhanghou) Enterprises Ltd. (TKL) - TK USA signed an agreement with TKL in 2003 to provide Sales and Customer Support for TKL's customers in the United States. The term of the agreement is from January 1, 2003 to December 31, 2003 with automatic annual renewal unless written notice is provided. As compensation for the services to be provided by TK USA hereunder, TKL shall pay to TK USA a service fee commensurate to the value of the service provided. The parties agree that value is to be calculated as being equal to the fully burdened costs incurred by TK USA in providing such services to TKE, plus a markup. For the three months ended March 31, 2004, actual markup rate was 2% and actual amount billed was $226,249.

                 EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 6 -  COMMITMENTS(Continued)

        Tsann Kuen China (Shanghai) Enterprises Ltd. (TKS) - TK USA signed an agreement with TKS in 2003 to provide Sales and Customer Support for TKS's customers in the United States. The term of the agreement is from January 1, 2003 to December 31, 2003 with automatic annual renewal unless written notice is provided. As compensation for the services to be provided by TK USA hereunder, TKS shall pay to TK USA a service fee commensurate to the value of the service provided. The parties agree that value is to be calculated as being equal to the fully burdened costs incurred by TK USA in providing such services to TKS, plus a markup. For the three months ended March 31, 2004, actual markup rate was 2% and actual billed was $42,408.

        Tsann Kuen (China) Enterprises Co. Ltd. (TKC) - TK USA, signed an agreement with TKC in 2003 to provide Sales and Customer Support for TKC's customers in the United States. The term of the agreement is from January 1, 2003 to December 31, 2003 with automatic annual renewal unless written notice is provided. As compensation for the services to be provided by TK USA hereunder, TKC shall pay to TK USA a service fee commensurate to the value of the service provided. The parties agree that value is to be calculated as being equal to the fully burdened costs incurred by TK USA in providing such services to TKC, plus a markup. For the three months ended March 31, 2004, no service was provided.

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

          The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 2003 and notes thereto.

          EUPA International Corporation was incorporated on September 8, 1998 under the laws of the State of Nevada. TK USA was incorporated under the laws of the State of Illinois in June 1990. On October 23, 2001, TK USA became a wholly owned subsidiary of EUPA through a transaction accounted for as a reverse merger. In the transaction, EUPA acquired all of the issued and outstanding capital stock of TK USA from Tsann Kuen Enterprise Co., Ltd. ("TKE") pursuant to an Exchange Agreement dated as of October 10, 2001 by and among TKE, TK USA and EUPA (the "Exchange Agreement"). Pursuant to the Exchange Agreement, TK USA became a wholly owned subsidiary of EUPA and, in exchange for the TK USA shares, EUPA issued 12,000,000 shares of its common stock to TKE, representing 60% of the issued and outstanding capital stock of EUPA at that time. Prior to the merger, EUPA had nominal business activity. This activity is not material to the historical financial statements of TK USA, and therefore pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. For accounting purposes, TK USA has been treated as the acquirer and, accordingly, TK USA is presented as the continuing entity, and the historical financial statements are those of TK USA through the date of the Exchange Agreement. From the date of the Exchange Agreement forward, the activity of EUPA includes its parent level expenses and the operations of its two wholly owned subsidiaries, TK USA and Union Channel Limited.

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

RESULTS OF OPERATIONS

          The consolidated financial statements for the three months ended March 31, 2004 and 2003 include the accounts of EUPA and its wholly owned subsidiaries, TK USA and Union Channel.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003

          REVENUE. During the three months ended March 31, 2004, operating revenues were $310,913, up from $90,109 in the comparable period in fiscal year 2003. The reason of increase in revenue is largely attributed to the increase in the amount of services provided to TKE and other related parties for customer service, research and design fee and patent royalties pursuant to their service agreements. All of the revenues during the first quarter were generated from customer service, R & D and patent management fees.

          OPERATING EXPENSES. Operating expenses, consisting of general and administrative expenses were $283,428 for the three months ended March 31, 2004 compared with the $99,804 in the same period fiscal year 2003. The items included accounting fees, amortization and depreciation expenses, wages and salaries and legal professional service expenses. The reason of increase in operating expenses is largely attributed to the increase in wages and general operating expenses incurred for services provided to TKE and other related parties. The loss from operations was $(12,387) and $(15,230) for the three months ended March 31, 2004 and 2003, respectively.

          Net Income (Loss): For the three months ended March 31, 2004 the Company realized a net profit of $80,737, compared to net profit of $9,685 for the three months ended March 31, 2003. The net profit was a result of income for discontinued operations from Union Channel for $79,141 in 2004 as compare to $6,624 in 2003. Non-operating income for the three months ended March 31, 2004 was $15,583 compared with $19,891 in the same period for the year 2003. Included in non-operating income was $864 of interest income, $14,619 of rental income and $100 of other income for the first three months of 2004. During the three months ended March 31, 2003, there was $1,523 of interest income, $14,460 of rental income, and $3,908 of other income. The income taxes for the first quarter of the fiscal years 2004 and 2003 were both $1,600.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents were $934,537 and $3,173,184 as of March 31, 2004 and 2003, respectively. The Company's current assets totalled $1,265,960 and $6,093,352 on March 31, 2004 and 2003, respectively. The Company's current liabilities were $167,883 and $5,154,855 on March 31, 2004 and 2003, respectively. Working capital was $1,098,077 and $938,497 as of March 31, 2004 and 2003, respectively. Therefore, the Company is confident that its short-term financial needs will be met by maintaining the adequate working capital. During the three months ended March 31, 2004, net cash used in operating activities was $(9,144). This represents a decrease from $28,433 of net cash provided by operating activities during the same period in 2003. The net cash change was $(36,556) and $24,529 for the first quarter of 2004 and 2003, respectively.

          CAPITAL EXPENDITURES. Total capital expenditures for the three months ended March 31, 2004 and 2003 were $4,063 and $3,904, respectively.

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

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Notes to the Consolidated Financial Statements contain a summary of EUPA International, Inc.'s significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies as well as estimates made by management are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain. Additional information about these policies can be found in Note 2 to the Consolidated Financial Statements. Management has discussed each of these significant accounting policies and related estimates with the Audit Committee of the Board of Directors.

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

ITEM 3.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

        The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company's management, of the effectiveness of the Company's disclosure and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        No change occurred in the Company's internal controls concerning financial reporting during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II -- OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

(a)      Stockholder Communications.

Any stockholder or other interested party who desires to communicate with the Company's Board of Directors or any other members of the of the Board of Directors may do so by writing to the Chairman of the Board of Directors at 89
N. San Gabriel Boulevard, Pasadena, California 91107, who shall determine, in his discretion, considering the identity of the submitting stockholder and the materiality and appropriateness of the communication, whether, and to whom within the Company, to forward the communication.

(b)     Financial Expert.

The Board of Directors does not have a Financial Expert, but rather relies on the knowledge of the members of the Board of Directors, the officers of the Company, and its outside accountants.

(c)     Stockholder Nominations.

The Board of Directors does not have a standing Nominating Committee. The Board of Directors does not currently have a process for security holders to recommend nominees to the Board of Directors. The Board intends to consider such a process at its next meeting of the Board of Directors.


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

Dated:     May 14, 2004

                                            EUPA INTERNATIONAL CORPORATION



                                            By:/s/ Kung-Chieh Huang
                                               ---------------------------------
                                               Name: Kung-Chieh Huang
                                               Title: Chief Financial Officer