Form 10QSB
period 2004-06-30
EUPA INTERNATIONAL CORP /NV/
filed 2004-08-16
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

Commission file number 000-26539

EUPA International Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	88-0409450

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

89 N. San Gabriel Boulevard, Pasadena, California	91107

(Address of principal executive offices)	(Zip Code)

626-793-2688

(Issuer’s telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐, and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐.

     20,900,000 shares of common stock, par value $0.001, were outstanding as of June 30, 2004.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

INDEX

Page
Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Statements of Financial Position as of June 30, 2004 and December 31, 2003	3
Consolidated Statements of Operations for the Six Months Ended June 30, 2004 and June 30, 2003	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and June 30, 2003	5
Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2004 and the Year Ended December 31, 2003	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Controls and Procedures	19
Part II - Other Information
Item 1. Legal Proceedings	19
Item 6. Exhibits and Other Reports on Form 8-K	19
Signature	20
Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2004
	(Unaudited)	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$773,774	$971,093
Accounts receivable, net	473,341	272,680
Other receivable, related parties	15,923	60,921
Prepaid expenses	7,560	0

Total Current Assets	1,270,598	1,304,694

Fixed Assets
Property, furniture and equipment (net)	826,695	854,768

Total Fixed Assets	826,695	854,768

Other Assets
Intangible assets, net	360,438	359,981
Deposits	8,370	8,370

Total Other Assets	368,808	368,351

Total Assets	$2,466,101	$2,527,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$78,063	$29,585
Other payable, related parties	125,444	172,672
Income taxes payable	0	84,636

Total Current Liabilities	203,507	286,893
Deposits payable	4,100	4,100

Total Liabilities	207,607	290,993

Stockholders’ Equity
Common stock, $.001 par value, 25,000,000 shares authorized, 20,900,000 issued and outstanding	20,900	20,900
Additional paid in capital	1,940,203	1,929,203
Cumulative foreign-exchange translation adjustment	(477)	1,943
Retained earnings	297,868	284,774

Total Stockholders’ Equity	2,258,494	2,236,820

Total Liabilities and Stockholders’ Equity	$2,466,101	$2,527,813

See Notes to Condensed Consolidated Financial Statements

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Fee income	$202,453	$199,891	$513,366	$290,000

Total revenue	202,453	199,891	513,366	290,000
Selling expense	12,244	449	52,116	5,984

Gross profit	190,209	199,442	461,250	284,016
General and administrative expenses	275,417	256,503	558,845	356,307

Income (loss) from operations	(85,208)	(57,061)	(97,595)	(72,291)

Other (Income) Expense
Interest income	(502)	(1,885)	(1,366)	(3,408)
Rental income	(15,057)	(14,577)	(29,676)	(29,037)
Miscellaneous	(669)	(160)	(769)	(4,068)

Total Other (Income) Expense	(16,228)	(16,622)	(31,811)	(36,513)

Income (loss) before income taxes	(68,980)	(40,439)	(65,784)	(35,778)
Provison for income taxes	0	0	1,600	1,600

Income (loss) from continuing operations	(68,980)	(40,439)	(67,384)	(37,378)

Discontinued operations
Income from discontinued operations	1,337	5,290	80,478	11,914

Net Income (loss)	($67,643)	($35,149)	$13,094	($25,464)

Net loss per share from continuing operations (basic and diluted)
Basic	($0.003)	($0.002)	($0.003)	($0.002)
Diluted	($0.003)	($0.002)	($0.003)	($0.002)
Net income (loss) per share (basic and diluted)
Basic	($0.003)	($0.002)	$0.001	($0.001)
Diluted	($0.003)	($0.002)	$0.001	($0.001)
Weighted average number of shares (see note 7)
Basic	20,900,000	20,900,000	20,900,000	20,900,000
Diluted	20,900,000	20,900,000	22,650,000	20,900,000

See Notes to Condensed Consolidated Financial Statements

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$13,094	($25,464)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	15,185	15,309
Depreciation	28,073	28,907
Stock issued for services	11,000	11,000
Translation adjustments	(2,420)	294
Decrease (Increase) in receivables	(200,661)	2,446,489
Decrease (Increase) in other receivables	44,998	0
Decrease (Increase) in prepaid expenses	(7,560)	0
(Decrease) Increase in accounts payable and accrued expenses	48,478	(5,041,988)
(Decrease) Increase in other payable, related party	(47,228)	0
(Decrease) Increase in income taxes payable	(84,636)	846

Total Adjustments	(194,771)	(2,539,143)

Net cash (used in) operations	(181,677)	(2,564,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in intangible assets	(15,642)	(25,263)
Purchase of fixed assets	0	(899)

Net cashed (used in) investing activities	(15,642)	(26,162)

Net change in cash and cash equivalents	(197,319)	(2,590,769)

Cash and cash equivalents at beginning of year	971,093	3,148,655

Cash and cash equivalents at end of period	$773,774	$557,886

Supplemental cash flows disclosures:
Income tax payments	$10,600	$800

Non cash investing and financing activities:
Stock issued for services	$11,000	$11,000

See Notes to Condensed Consolidated Financial Statements

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	June 30, 2004
	(Unaudited)	December 31, 2003
Common stock, number of shares outstanding
Balance at beginning of period	20,900,000	20,900,000
Issuance of common stock	0	0

Balance at end of period	20,900,000	20,900,000

Common stock, par value $.001 (thousands of shares)
Balance at beginning of period	$20,900	$20,900
Issuance of common stock	0	0

Balance at end of period	20,900	20,900

Additional paid in capital
Balance at beginning of period	1,929,203	1,914,203
Issuance of common stock	0	0
Issuance of stock options for service	11,000	22,000
Write-off of stock subscription receivable	0	(7,000)

Balance at end of period	1,940,203	1,929,203

Stock subscription receivable
Balance at beginning of period	0	(7,000)
Issuance of common stock	0	0
Write-off of stock subscription receivable	0	7,000

Balance at end of period	0	0

Cumulative foreign-exchange translation adjustment
Balance at beginning of period	1,943	0
Foreign currency translation	(2,420)	1,943

Balance at end of period	(477)	1,943

Retained earnings
Balance at beginning of period	284,774	206,998
Net income (loss)	13,094	77,776

Balance at end of period	297,868	284,774

Total stockholders’ equity at end of period	$2,258,494	$2,236,820

See Notes to Condensed Consolidated Financial Statements

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(unaudited)

Note 1 – Accounting Policies

Unaudited Interim Financial Information

     We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. As used herein, “EUPA,” the “Company,” “we,” “our,” and similar terms include EUPA International Corporation and its wholly-owned subsidiaries, unless the context indicates otherwise. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Revenue Recognition

     We recognize revenue from three major sources, sales and customer support services, patent fiduciary and administration services and research and development services. Each of these services is provided on an on-going contractual basis. We recognize revenues from these services at the end of each calendar quarter for services performed during that calendar quarter.

Cash and Cash Equivalents

     Cash equivalents are stated at cost. Our cash equivalents are highly liquid investments readily convertible into cash with original maturities of three months or less and time deposits with commercial banks.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Fixed Assets

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

Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, depreciable lives, receivables valuation, accrued expenses, recoverability of intangible assets and income taxes. Actual results could differ materially from those estimates.

Concentration of Credit Risk

     There is concentration of credit risk in our cash equivalents and trade accounts receivable. Our cash equivalents are concentrated in select financial institutions and, at times, cash balances exceed the FDIC insured levels. Our trade accounts receivable are concentrated with related parties in Asia.

Stock Based Compensation

     We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Discontinued Operations

     Results of discontinued operations of a segment of the business are shown separately from continuing operations. Amounts for prior periods have also been shown separately for comparative purposes. We have met the requirements to classify our wholly-owned subsidiary, Union Channel Limited, a Hong Kong corporation (“Union”), as discontinued operations at the end of 2003. Union was previously included in our financial statements. During the six months ended June 30, 2004, the income from discontinued operations was generated from the non-operating activities of income tax refunds and interest income.

Impairment of Long-Lived Assets

     We evaluate long-lived assets, in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows, undiscounted and without interest charges, from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

Earnings Per Share

     We use SFAS No. 128 “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents as if the potential shares of common stock had been issued.

Income Taxes

     Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS No. 109 “Accounting for Income Taxes.”

     For the six months ended June 30, 20004, a tax refund in the amount $79,996.00, as a result of the dissolution of Union, is included in “Income from Discontinued Operations.”

Foreign Currency Translation

     As of June 30, 2004 and 2003, the accounts of Union were maintained, and its financial statements were expressed, in Hong Kong dollars. Such financial statements were translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation,” with the Hong Kong dollar as the functional currency. According to the statement all assets and liabilities were translated at the current exchange rate, stockholder’s equity accounts are translated at the historical rates and income statement items are translated at the average exchange rates for the period.

     As of June 30, 2004 and 2003, the exchange rates between the Hong Kong dollar and the U.S. dollar were HK$1=US$0.1282 and US$0.1283 and the average exchange rate for the three months ended June 30, 2004 and 2003 were HK$1=US$0.12842 and US$0.12824 respectively. There is a ($477) and $294 translation adjustment recorded on the books for June 30, 2004 and 2003.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Note 2 – Property and Equipment

A summary is as follows:

	June 30, 2004	December 31, 2003
Building and improvements	$655,688	$655,688
Land	400,000	400,000
Machinery and equipment	216,026	216,026
Automobiles	108,067	108,067

Furniture and fixtures	64,759	64,759

	1,444,540	1,444,540

Less accumulated depreciation	(617,845)	(589,772)

	$826,695	$854,768

Note 3 – Intangible Assets

A summary is as follows:

	June 30, 2004	December 31, 2003
Patent and trademark costs	$465,294	$449,651

Less accumulated amortization	(104,856)	(89,670)

	$360,438	$359,981

Note 4 – Compensated Absences

     All full time regular covered employees are eligible for vacation with pay according to the following schedule: After one (1) full year of continuous full time employment five (5) days of vacation, after two (2) full years of continuous full time employment eight (8) days of vacation, after three full years of continuous full time employment twelve (12) days of vacation, after four full years of continuous full time employment sixteen (16) days of vacation, and after five full years of continuous full time employment twenty (20) days of vacation leave. The date of employment on a full time permanent basis will be considered the anniversary date for vacation purposes. When a regular full time employee has completed fifty-two (52) weeks of continuous employment he/she will be considered as having earned the aforementioned vacation benefits. At the end of each year and at termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2004 vacation liability exists in the amount of $10,112.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Note 5 – Concentration – Related Party Transactions

     The Company had three customers during the three months ended June 30, 2004. Fees charged to these customers, all related parties, were approximately $513,366. Included in accounts receivable is $473,341 from these customers as of June 30, 2004.

Note 6 – Common Stock

     We recognize compensation expenses for non-employee stock-based compensation in accordance with SFAS No. 123. In December 2001, we issued a non-employee stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 per share, vesting over a five year period. This stock option was granted to a related party in exchange for the on-going provision of consultant services and was valued using the book value approach. At the time of grant, the book value approach best estimated the value of the services to be provided. At the date of grant, the per unit weighted-average fair value of unit options granted was $0.11. During the six months ended June 30, 2004 and 2003 the Company recognized consulting expenses of $11,000 under the non-employee stock option.

Note 7 – Earnings Per Share

     We calculate basic and diluted earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed similar to basic earnings (loss) per share except that the denominator is increased to include common stock equivalents as if the potential shares of common stock had been issued. Stock options are stock equivalents and are assumed to be issued and outstanding during the period. Diluted earnings (loss) per share adjust for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Outstanding options to purchase 1,750,000 shares of common stock for the six months ended June 30, 2004 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the December 31, 2003 consolidated financial statements and notes thereto (the 2003 Consolidated Financial Statements), along with the MD&A included in EUPA’s 2003 Annual Report on Form 10-KSB for the period ended December 31, 2003 and the Quarterly Report on Form 10-QSB for the period ended March 31, 2004, filed separately with the SEC. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

     The information contained in this MD&A, other than historical information, contains “forward looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations and assumptions. This MD&A should be read in conjunction with the sections entitled “Additional Factors That May Affect Future Results ” and “Forward-Looking Statements.”

Overview

     EUPA is a holding company that currently has one wholly-owned subsidiary, Tsann Kuen U.S.A., an Illinois corporation (“TK USA”). TK USA is a service company providing sales and customer support, product design, research and development, and patent administration services to Tsann Kuen Enterprise Co., Ltd., a corporation organized and existing in the People’s Republic of China (“TKE”). TKE, which owns approximately 67% of the outstanding capital stock of EUPA, designs, manufactures, markets and distributes small home and kitchen appliances, motor-driven products, vacuum cleaners and consumer electronic products under recognized brand names in the international housewares industry. TK USA also provides sales and customer support services to the subsidiaries of TKE, Tsann Kuen China (Shanghai) Enterprises Ltd. (“TKS”), Tsann Kuen (Zhangzhou) Enterprise Co. Ltd. (“TKL”) and Tsann Kuen (China) Enterprise Co., Ltd. (“TKC”), each of which are corporations organized and existing in the People’s Republic of China.

     Our primary focus is acting as the main facilitator for developing and promoting TKE’s products in the United States (“U.S.”). Our activities include acting as the information center for TKE and its products, conducting market research, designing products and enhancements, performing research and development of products, cultivating and supporting relationships with brand name distributors and other customers and increasing U.S. sales.

     We have sales and customer support service agreements with each of TKS, TKL and TKC. We charge each of TKS, TKL and TKC sales and customer support fees based on the fully-burdened costs we incur in providing these services plus a mark-up. Our fully-burdened costs include salaries and other personnel expenses, such as travel and travel-related expenses, operating and overhead expenses, such as office space, administrative services, office supplies and equipment. Our costs are allocated among TKS, TKL and TKC on a reasonable cost allocation basis. We periodically review our fee formula with each party to assure that it is consistent with industry standards and customs. During the three-month period ended June 30, 2004, our mark-up was 2% for each of TKS and TKL. There was no mark-up for TKC, as no sales and customer support services were provided during the six-month period ended June 30, 2004.

     During the six-month period ended June 30, 2004, sales and customer support fees charged to TKS and TKL were $67, 397 and $366,845, respectively. These fees are included in accounts receivable. We carry relatively large accounts receivable, as the customer payment period is long, approximately 90 days. We invoice each of TKE, TKS and TKL on a quarterly basis for services provided during the preceding calendar quarter and payments are due 90 days after receipt of the invoice.

     We also receive revenues for research and development services and patent fiduciary and administration services we provide to TKE. We have a research and development services agreement and a patent fiduciary and administration services agreement with TKE. Fees for these services are calculated in the same manner as fees for sales and customer support services, on our fully-burdened costs incurred in the provision of these services plus a mark-up. During the three-month period ended June 30, 2004, our mark-up was 5% for research and development services and 2% for patent fiduciary and administration services. Fees charged to TKE during the six-month period ended June 30, 2004, were $59,503 for research and development services and $19,621 for patent fiduciary and administration services. These fees are included in accounts receivable, having the same customer payment period as fees for sales and customer support services.

Results of Operations

     Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

	June 30, 2004	June 30, 2003
Revenue	$202,453	$199,891
Selling Expense	12,244	449
General Expense	275,417	256,503
Income (loss) from operations	$(85,208)	$(57,061)

Revenue from Fee Income

     During the three months ended June 30, 2004, revenue from fee income was $202,453, up from $199,891 in the second quarter of 2003. The increase in fee income was attributed to the increase in the amount of sales and customer support, research and development and patent fiduciary administration services provided to TKE.

General and Administrative Expenses

     General and administrative expenses were $275,417 for the three months ended June 30, 2004 compared with the $256,503 in the second quarter of 2003. These expenses included accounting fees, amortization and depreciation expenses, wages and salaries and legal professional service expenses. The increase in general and administrative expenses was largely attributed to the increase in wages and general expenses incurred for services provided to TKE. The loss from operations was $(85,208) and $(57,061) for the three months ended June 30, 2004 and 2003, respectively, which was a result of higher general expenses relating to increased customer support services.

     For the three months ended June 30, 2004 we realized a net (loss) of $(67,643) compared to a net (loss) of $(35,149) for the three months ended June 30, 2003. The increase in net (loss) was a result of increased general and administrative expenses. The net loss during the three months ended June 30, 2004 was partially offset by income from discontinued operations of $1,337.

     Non-operating income for the three months ended June 30, 2004 was $16,228 compared with $16,622 in the second quarter of 2003. Included in non-operating income was $502 of interest income, $15,057 of rental income and $669 of other income for the second three months of 2004. During the three months ended June 30, 2003, there was $1,885 of interest income, $14,577 of rental income, and $160 of other income. There were no income tax expenses recognized on our pre-tax income for the second quarter of the fiscal years 2004 and 2003.

Liquidity and Capital Resources

          Our primary source of liquidity as of June 30, 2004 is our cash on hand. Net cash used in operations for the six months ended June 30, 2004 was $(181,677), as compared to net cash used in operations of $(2,564,607) during the same period in 2003. The decrease in net cash used in operating activities was a result of discontinued operations related to Union. Our cash and cash equivalents were $773,774 and $971,093 as of June 30, 2004 and 2003, respectively. Our current assets totalled $1,270,598 and $1,304,694 on June 30, 2004 and 2003, respectively. Our current liabilities were $203,507 and $286,893 on June 30, 2004 and 2003, respectively. Working capital was $1,067,091 and $1,017,801 as of June 30, 2004 and 2003, respectively.

          Net cash used in investing activities totaled $(15,642), for the six month period ended June 30, 2004, which consisted of the costs associated with obtaining patent rights, compared with $(26,162) for the six month period ended June 30, 2003.

Cash Flow

          Our cash needs are currently met by our cash on hand, primarily because of the long lag time for payment of our accounts receivable. We believe we will be able to continue to meet our anticipated working capital requirements through a combination of cash on hand and revenues from service fees as our accounts receivable are paid. From time to time, primarily because of our accounts receivable lag time, our daily operations are supported by advances from TKE. These advances are offset from our fee revenues. We believe that our current financial resources are sufficient to finance our operations for at least the next twelve months. Our actual working capital needs will depend upon numerous factors, including our operating results, competition, and the availability of monies from TKE, none of which can be predicted with certainty.

Additional Factors That May Affect Future Results

          The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

TKE Controls Our Business

          TKE owns more than 50% of our outstanding capital stock. As a result, TKE is able to control our business and affairs and our board of directors. The interests of TKE may not necessarily be consistent with the interests of our other investors.

We Are Dependent On TKE for Our Sales and Other Revenues and Capital Requirements

          As TKE is our sole customer, any changes in its business, financial condition or liquidity could have a material impact on our ability to operate our business.

Many of Our Employees Also Perform Services for TKE Which Could Result In Their Attention Being Diverted From Our Business

          Our success will depend, to some degree, on the efforts of our employees. Many of our officers and employees are also employed by TKE. As a result, their full time, attention and energies are not directed exclusively to our business. If the attention of our officers is diverted from our business, we may not be able to realize our full potential.

If We Do Not Develop and Introduce New TKE Products, Our Ability to Grow Will Be Limited

          We believe that our future success will depend in part upon our ability to continue to develop innovative designs in the products manufactured by TKE and to develop and market new products. We may not be successful in introducing or supplying any new products or product innovations to TKE’s which will satisfy customer needs or achieve market acceptance. The failure to develop products and introduce them successfully and in a timely manner could harm our ability to grow our business.

A Slowdown in the Retail Industry Will Likely Have an Adverse Effect on Our Results

          TKE products are ultimately sold to consumers through major retail channels, primarily mass merchandisers, department stores, specialty stores and mail order catalogs. Changes in general economic conditions will cause reductions in demand among consumers and retailers. As a result, our business and financial results will fluctuate with the financial condition of retail customers and the retail industry.

We Face Intense Competition

           The market segments in which we compete are intensely competitive, and we have many competitors, including the manufacturing and retail services industries.

          Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than we have. They may be able to secure comparable merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. Competitors in the manufacturing industry may be able to devote more resources to new product introductions, features and enhancements, and research and development than we do. Competitors in the retail industry also may be able to devote more resources to sales and marketing than we do.

Compliance with Governmental Regulations Could Increase Our Operating Costs and Interfere with Our Business Efforts

          Most federal, state and local authorities require certification by Underwriters Laboratory, Inc., an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. TKE products, or additional electrical appliances which we may develop, may not meet the specifications required by these authorities. A determination that our products are not in compliance with these rules and regulations could result in the imposition of fines or awards of damages to private litigants.

We May Experience Significant Fluctuations in Our Operating Results and Rate of Growth

     Due to our limited operating history, our evolving business model, and the unpredictability of our industry, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of future net sales and rate of growth. Our expenses and investments are to a large extent fixed. We may not be able to adjust our spending quickly enough if our net sales fall short of our expectations.

     Our revenue and operating profit growth depends on the continued growth of demand for the products offered by TKE, and our business is affected by general economic and business conditions throughout the world. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth. Terrorist attacks and armed hostilities create economic and consumer uncertainty that could adversely affect our revenue or growth. Such events could create delays in, and increase the cost of, product shipments, which may decrease demand. Revenue may not be sustainable and may decrease in the future.

     Our sales and operating results will also fluctuate for many other reasons, including our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands; the introduction by our competitors of products, services, or improvements; and seasonal fluctuations in the retail industry.

The Loss of Key Senior Management Personnel Could Negatively Affect Our Business

     We depend on the continued services and performance of our senior management and other key personnel. The loss of any of our executive officers or other key employees could harm our business.

We May Not Be Able to Adequately Protect Our Intellectual Property Rights or May Be Accused of Infringing Intellectual Property Rights of Third Parties

     We regard our patents, trade secrets, proprietary technology, and similar intellectual property as critical to our success, and we rely on patent law, trade secret protection, and confidentiality agreements with our employees, TKE, and other rights granted to us under international, federal and state statutory and common law, to protect our proprietary rights. We may be unable to prevent third parties from infringing upon or diminish the value of our proprietary rights.

     Policing unauthorized use of our proprietary rights is inherently difficult, and we may not be able to determine the existence or extent of any such unauthorized use. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, we cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights or that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.

     Other parties may claim that we infringed their proprietary rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the imposition of damages that we must pay. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all.

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

     Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Forward-Looking Statements

     This quarterly report on Form 10-QSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, made in this quarterly report on Form 10-QSB are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, the rate of growth of the economy in general, customer spending patterns, changes in customer demand for TKE’s products, effectiveness of marketing programs, our success in designing and developing products, our research and development costs, the length of development and product acceptance cycles, world events, the amount that we invest in new business opportunities and the timing of those investments, competition, the degree to which we enter into commercial agreements and strategic transactions and maintain and develop commercial relationships, foreign exchange risks, seasonality, international growth and expansion and changes in laws and regulations. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in “Additional Factors That May Affect Future Results,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

Item 3. Controls and Procedures

     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

          On November 30, 2001, Mir Kazem Kashani filed a complaint against TKE and certain of its affiliates, including TK USA, alleging breach of contract and damages of approximately $10,750,000 in connection with the sale in Iran of products by TKS. On February 5, 2003, the court granted the defendants’ summary judgment motion and entered judgment for TKE and its affiliates. On August 22, 2003, the plaintiff filed an appeal with the Court of Appeals of the State of California. On May 11, 2004, the Court affirmed the judgment for TKE and its affiliates. At the present time, the plaintiff has not sought review of the judgment of the Court of Appeals. We are unable to anticipate whether plaintiff will do so and, if such review is sought and granted, the result of such review.

Item 6. Exhibits and Reports On Form 8-K

(a) Exhibits.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K.

None.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2004

EUPA INTERNATIONAL CORPORATION

By: /s/ Kung-Chieh Huang

Name: Kung-Chieh Huang
Title: Chief Financial Officer