Form 10QSB
period 2004-09-30
EUPA INTERNATIONAL CORP /NV/
filed 2004-11-15
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004
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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes ý No o, and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐.

     20,900,000 shares of common stock, par value $0.001, were outstanding as of September 30, 2004.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

INDEX

Page
Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Statements of Financial Position as of September 30, 2004 and December 31, 2003
Consolidated Statements of Operations for the Nine Months Ended September 30, 2004 and September 30, 2003
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2003
Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2004 and the Year Ended December 31, 2003
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
Part II - Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Other Reports on Form 8-K
Signature
Certifications
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2004
	(Unaudited)	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$1,157,943	$971,093
Accounts receivable, net	71,676	272,680
Other receivable, related parties	31,201	60,921
Prepaid expenses	18,152	0

Total Current Assets	1,278,972	1,304,694

Fixed Assets
Property, furniture and equipment (net)	813,195	854,768

Total Fixed Assets	813,195	854,768

Other Assets
Intangible assets, net	367,356	359,981
Deposits	8,370	8,370

Total Other Assets	375,726	368,351

Total Assets	$2,467,893	$2,527,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$22,159	$29,585
Other payable, related parties	196,442	172,672
Income taxes payable	0	84,636

Total Current Liabilities	218,601	286,893
Deposits payable	4,100	4,100

Total Liabilities	222,701	290,993

Stockholders’ Equity
Common stock, $.001 par value, 25,000,000 shares authorized, 20,900,000 issued and outstanding	20,900	20,900
Additional paid in capital	1,945,703	1,929,203
Cumulative foreign-exchange translation adjustment	0	1,943
Retained earnings	278,589	284,774

Total Stockholders’ Equity	2,245,192	2,236,820

Total Liabilities and Stockholders’ Equity	$2,467,893	$2,527,813

See Notes to Condensed Consolidated Financial Statements

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Fee income	$212,274	$398,000	$725,640	$688,000

Total revenue	212,274	398,000	725,640	688,000
Selling expense	6,197	859	58,313	6,843

Gross profit	206,077	397,141	667,327	681,157
General and administrative expenses	240,067	323,260	798,912	679,567

Income (loss) from operations	(33,990)	73,881	(131,585)	1,590

Other (income) Expense
Interest income	(679)	(553)	(2,045)	(3,961)
Rental income	(15,365)	(17,706)	(45,041)	(46,743)
Liquidating distribution	(517,060)	0	(517,060)	0
Miscellaneous	(100)	(17)	(869)	(4,085)

Total Other (Income) Expense	(533,204)	(18,276)	(565,015)	(54,789)

Income (loss) before income taxes	499,214	92,157	433,430	56,379
Provison for income taxes	1,898	5,440	3,498	7,040

Income (loss) from continuing operations	497,316	86,717	429,932	49,339

Discontinued operations
Income (loss) from discontinued operations	998	(1,389)	81,476	10,525

Net income (loss)	$498,314	$85,328	$511,408	$59,864

Net loss per share from continuing operations (basic and diluted)
Basic	$0.024	$0.004	$0.021	$0.002
Diluted	$0.022	$0.004	$0.019	$0.002
Net income (loss) per share (basic and diluted)
Basic	$0.024	$0.004	$0.024	$0.003
Diluted	$0.022	$0.004	$0.023	$0.003
Weighted average number of shares (see note 7)
Basic	20,900,000	20,900,000	20,900,000	20,900,000
Diluted	22,450,000	22,450,000	22,450,000	22,450,000

See Notes to Condensed Consolidated Financial Statements

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$511,408	$59,864
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	22,685	23,172
Depreciation	41,573	44,048
Stock issued for services	16,500	16,500
Translation adjustments	(2,476)	2,981
Liquidating distribution	(517,060)	0
Decrease (Increase) in receivables	201,004	2,703,745
Decrease (Increase) in other receivables	29,720	(47,358)
Decrease (Increase) in prepaid expenses	(18,152)	0
(Decrease) Increase in accounts payable and accrued expenses	(7,426)	(5,040,027)
(Decrease) Increase in other payable, related party	23,770	0
(Decrease) Increase in income taxes payable	(84,636)	54,141

Total Adjustments	(294,498)	(2,242,798)

Net cash (used in) provided by operations	216,910	(2,182,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in intangible assets	(30,060)	(46,009)
Purchase of fixed assets	0	(11,750)

Net cash used in investing activities	(30,060)	(57,759)

Net change in cash and cash equivalents	186,850	(2,240,693)

Cash and cash equivalents at beginning of year	971,093	3,148,655

Cash and cash equivalents at end of period	$1,157,943	$907,962

Supplemental cash flows disclosures:
Income tax payments	$23,655	$800

Non cash investing and financing activities:
Stock issued for services	$16,500	$16,500

See Notes to Condensed Consolidated Financial Statements

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	September 30, 2004
	(Unaudited)	December 31, 2003
Common stock, number of shares outstanding
Balance at beginning of period	20,900,000	20,900,000
Issuance of common stock	0	0

Balance at end of period	20,900,000	20,900,000

Common stock, par value $.001 (thousands of shares)
Balance at beginning of period	$20,900	$20,900
Issuance of common stock	0	0

Balance at end of period	20,900	20,900

Additional paid in capital
Balance at beginning of period	1,929,203	1,914,203
Issuance of stock options for service	16,500	22,000
Write-off of stock subscription receivable	0	(7,000)

Balance at end of period	1,945,703	1,929,203

Stock subscription receivable
Balance at beginning of period	0	(7,000)
Write-off of stock subscription receivable	0	7,000

Balance at end of period	0	0

Cumulative foreign-exchange translation adjustment
Balance at beginning of period	1,943	0
Liquidating distribution	533	0
Foreign currency translation	(2,476)	1,943

Balance at end of period	0	1,943

Retained earnings
Balance at beginning of period	284,774	206,998
Liquidating distribution	(517,593)	0
Net income (loss)	511,408	77,776

Balance at end of period	278,589	284,774

Total stockholders’ equity at end of period	$2,245,192	$2,236,820

See Notes to Condensed Consolidated Financial Statements

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

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

Discontinued Operations

     Results of discontinued operations of a segment of the business are shown separately from continuing operations. Amounts for prior periods have also been shown separately for comparative purposes. We have met the requirements to classify our wholly-owned subsidiary, Union Channel Limited, a Hong Kong corporation (“Union”), as discontinued operations at the end of 2003. Union was previously included in our financial statements. During the nine months ended September 30, 2004, the income from discontinued operations was generated from the non-operating activities of income tax refunds and interest income.

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

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     For the nine months ended September 30, 20004, a tax refund in the amount $79,996, as a result of the dissolution of Union, is included in “Income from Discontinued Operations.”

Foreign Currency Translation

     As of September 30, 2004 and 2003, the accounts of Union were maintained, and its financial statements were expressed, in Hong Kong dollars. Such financial statements were translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation,” with the Hong Kong dollar as the functional currency. According to the statement all assets and liabilities were translated at the current exchange rate, stockholder’s equity accounts are translated at the historical rates and income statement items are translated at the average exchange rates for the period.

     As of September 30, 2004 and 2003, the exchange rates between the Hong Kong dollar and the U.S. dollar were HK$1=US$0.1282 and US$0.12190 and the average exchange rate for the three months ended September 30, 2004 and 2003 were HK$1=US$0.12842 and US$0.12827 respectively. There is a ($533) and $2,981 translation adjustment recorded on the books for September 30, 2004 and 2003.

Note 2 – Property and Equipment

A summary is as follows:

	September 30, 2004	December 31, 2003
Building and improvements	$655,688	$655,688
Land	400,000	400,000
Machinery and equipment	216,026	216,026
Automobiles	108,067	108,067

Furniture and fixtures	64,759	64,759

	1,444,540	1,444,540

Less accumulated depreciation	(631,345)	(589,772)

	$813,195	$854,768

Note 3 – Intangible Assets

A summary is as follows:

	September 30, 2004	December 31, 2003
Patent and trademark costs	$479,712	$449,651

Less accumulated amortization	(112,356)	(89,670)

	$367,356	$359,981

Note 4 – Compensated Absences

     All full time regular covered employees are eligible for vacation with pay according to the following schedule: After one (1) full year of continuous full time employment five (5) days of vacation, after two (2) full years of continuous full time employment eight (8) days of vacation, after three full years of continuous full time employment twelve (12) days of vacation, after four full years of continuous full time employment sixteen (16) days of vacation, and after five full years of continuous full time employment twenty (20) days of vacation leave. The date of employment on a full time permanent basis will be considered the anniversary date for vacation purposes. When a regular full time employee has completed fifty-two (52) weeks of continuous employment he/she will be considered as having earned the aforementioned vacation benefits. At the end of each year and at termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2004 vacation liability exists in the amount of $12,132.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 – Concentration – Related Party Transactions

     The Company had three customers during the three months ended September 30, 2004. Fees charged to these customers, all related parties, were approximately $725,640. Included in accounts receivable is $71,676 from these customers as of September 30, 2004.

Note 6 – Common Stock

     We recognize compensation expenses for non-employee stock-based compensation in accordance with SFAS No. 123. In December 2001, we issued a non-employee stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 per share, vesting over a five year period. This stock option was granted to a related party in exchange for the on-going provision of consultant services and was valued using the book value approach. At the time of grant, the book value approach best estimated the value of the services to be provided. At the date of grant, the per unit weighted-average fair value of unit options granted was $0.11. During the nine months ended September 30, 2004 and 2003 the Company recognized consulting expenses of $16,500 under the non-employee stock option.

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

Note 8 – Liquidating Distribution

     As of September 30, 2004, we received a liquidating distribution from Union in the amount $517,060. There will be a final distribution that will be made in 2004 to close this subsidiary. Full closure should occur prior to December 31, 2004. We expect that the final distribution will be minimal and not material to our financial statements.

     We have accounted for this transaction as a reduction in the Stockholders’ Equity section of Union and as Other Income on the books of EUPA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the December 31, 2003 consolidated financial statements and notes thereto (the 2003 Consolidated Financial Statements), along with the MD&A included in EUPA’s 2003 Annual Report on Form 10-KSB for the period ended December 31, 2003 and the Quarterly Reports on Form 10-QSB for the periods ended March 31, 2004 and June 30, 2004, filed separately with the SEC. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

     The information contained in this MD&A, other than historical information, contains “forward looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations and assumptions. This MD&A should be read in conjunction with the sections entitled “Additional Factors That May Affect Future Results “ and “Forward-Looking Statements.”

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

     We have sales and customer support service agreements with each of TKS, TKL and TKC. We charge each of TKS, TKL and TKC sales and customer support fees based on the fully-burdened costs we incur in providing these services plus a mark-up. Our fully-burdened costs include salaries and other personnel expenses, such as travel and travel-related expenses, operating and overhead expenses, such as office space, administrative services, office supplies and equipment. Our costs are allocated among TKS, TKL and TKC on a reasonable cost allocation basis. We periodically review our fee formula with each party to assure that it is consistent with industry standards and customs. During the nine months period ended September 30, 2004, our mark-up was 2% for each of TKS and TKL. There was no mark-up for TKC, as no sales and customer support services were provided during the nine month period ended September 30, 2004.

     During the nine month period ended September 30, 2004, sales and customer support fees charged to TKS and TKL were $92,111 and $513,968, respectively. These fees are included in accounts receivable. We carry relatively large accounts receivable, as the customer payment period is long, approximately 90 days. We invoice each of TKE, TKS and TKL on a quarterly basis for services provided during the preceding calendar quarter and payments are due 90 days after receipt of the invoice.

     We also receive revenues for research and development services and patent fiduciary and administration services we provide to TKE. We have a research and development services agreement and a patent fiduciary and administration services agreement with TKE. Fees for these services are calculated in the same manner as fees for sales and customer support services, on our fully-burdened costs incurred in the provision of these services plus a mark-up. During the nine months period ended September 30, 2004, our mark-up was 5% for research and development services and 2% for patent fiduciary and administration services. Fees charged to TKE during the nine month period ended September 30, 2004, were $92,286 for research and development services and $27,275 for patent fiduciary and administration services. These fees are included in accounts receivable, having the same customer payment period as fees for sales and customer support services.

Results of Operations

     Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

	September 30, 2004	September 30, 2003
Revenue	$212,274	$398,000
Selling Expense	6,197	859
General Expense	240,067	323,260
Income (loss) from operations	$(33,990)	$73,881

Revenue from Fee Income

     During the three months ended September 30, 2004, revenue from fee income was $212,274, down from $398,000 in the third quarter of 2003. The decrease in fee income was attributed to the decrease in the amount of sales and customer support, research and development and patent fiduciary administration services provided to TKE.

General and Administrative Expenses

     General and administrative expenses were $240,067 for the three months ended September 30, 2004 compared with $323,260 in the third quarter of 2003. These expenses included accounting fees, amortization and depreciation expenses, wages and salaries and legal professional service expenses. The decrease in general and administrative expenses was largely attributed to the decrease in general expenses incurred for services provided to TKE. The income (loss) from operations was $(33,990) and $73,881 for the three months ended September 30, 2004 and 2003, respectively, which was a result of the decrease in the amount of sales and customer support, research and development and patent fiduciary administration services provided to TKE for the three months ended September 30, 2004.

     Non-operating income for the three months ended September 30, 2004 was $533,204 compared with $18,276 in the third quarter of 2003. Included in non-operating income was $679 of interest income, $15,365 of rental income, $100 of other income and $517,060 of liquidating distribution income for the three months ended September 30, 2004. During the three months ended September 30, 2003, there was $553 of interest income, $17,706 of rental income, and $17 of other income. There was $1,898 and $5,440 in income tax expenses recognized on our pre-tax income for the three months ended September 30, 2004 and 2003.

     For the three months ended September 30, 2004 we realized a net income of $498,314 compared to a net income of $85,328 for the three months ended September 30, 2003. The increase in net income was a result of a liquidating distribution of $517,060 received from Union.

     Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

	September 30, 2004	September 30, 2003
Revenue	$725,640	$688,000
Selling Expense	58,313	6,843
General Expense	798,912	679,567
Income (loss) from operations	$(131,585)	$1,590

Revenue from Fee Income

     During the nine months ended September 30, 2004, revenue from fee income was $725,640, up from $688,000 for the nine months ended September 30, 2003. The increase in fee income was attributed to the increase in the amount of sales and customer support, research and development and patent fiduciary administration services provided to TKE.

General and Administrative Expenses

     General and administrative expenses were $798,912 for the nine months ended September 30, 2004 compared with the $679,567 for the same period in 2003. These expenses included accounting fees, amortization and depreciation expenses, wages and salaries and legal professional service expenses. The increase in general and administrative expenses was largely attributed to the increase in wages and general expenses incurred for services provided to TKE. The income (loss) from operations was $(131,585) and $1,590 for the nine months ended September 30, 2004 and 2003, respectively, which was a result of higher general expenses relating to increased customer support services.

     Non-operating income for the nine months ended September 30, 2004 was $565,015 compared with $54,789 for the same period in 2003. Included in non-operating income was $2,045 of interest income, $45,041 of rental income, $869 of other income and $517,060 of liquidating distribution income for the nine months ended September 30, 2004. During the nine months ended September 30, 2003, there was $3,961 of interest income, $46,743 of rental income, and $4,085 of other income. There was $81,476 and $10,525 in income tax expenses recognized on our pre-tax income for the nine months ended September 30, 2004 and 2003.

     For the nine months ended September 30, 2004 we realized a net income of $511,408 compared to a net income of $59,864 for the nine months ended September 30, 2003. The increase in net income was a result of a liquidating distribution of $517,060 received from Union and income from discontinued operations of $81,476.

Liquidity and Capital Resources

     Our primary source of liquidity as of September 30, 2004 is our cash on hand. Net cash provided by operations for the nine months ended September 30, 2004 was $216,910, as compared to net cash used in operations of $(2,182,934) during the same period in 2003. The increase in net cash provided by operating activities was a result of the significant reduction in accounts receivable. Our cash and cash equivalents were $1,157,943 and $907,962 as of September 30, 2004 and 2003, respectively. Our current assets totaled $1,278,972 and $1,362,057 on September 30, 2004 and 2003, respectively. Our current liabilities were $218,601 and $367,232 on September 30, 2004 and 2003, respectively. Working capital was $1,060,371 and $994,825 as of September 30, 2004 and 2003, respectively.

     Net cash used in investing activities totaled $(30,060), for the nine month period ended September 30, 2004, which consisted of the costs associated with obtaining patent rights, compared with $(57,759) for the nine month period ended September 30, 2003.

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

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Risks Relating to Recent Developments at TKE

     The chief executive officer of TKE and certain other present and former employees of TKE are under investigation by the Taiwan Taipei District Prosecutors Public Office (the “Prosecutors Office”) for possible violations of the Republic of China Securities and Exchange Laws. The investigation regards the sale of certain shares of common stock of EUPA (the “EUPA Shares”) owned by Tsann Pao Co., Ltd., a subsidiary of TKE, to a buyer in Taiwan who resold the EUPA Shares to certain unspecified investors in Taiwan. As of November 4, 2004, no one has been named in any civil or criminal proceeding related to the foregoing. TKE’s chief executive officer has been interviewed by the Prosecutors Office and has posted a bond of NT$5,000,000 as required by the Prosecutors Office. We cannot predict when this investigation will be completed, nor can we predict what the results of this investigation may be. It is not possible at this time to estimate what the ultimate liability of TKE’s chief executive officer or any of TKE’s other current or former employees involved in this matter may be. Liability could include imprisonment and/or the payment of fines.

Negative Publicity May Adversely Affect Our Business

     As a result of the investigation by the Prosecutors Office, TKE and EUPA could become the subject of negative publicity. This negative publicity could bring regulatory scrutiny upon us. Continuing negative publicity could have a material adverse effect on our results of operations and liquidity and the market price of our publicly traded securities.

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

Item 3. Controls and Procedures

     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

     On November 30, 2001, Mir Kazem Kashani filed a complaint against TKE and certain of its affiliates, including TK USA, alleging breach of contract and damages of approximately $10,750,000 in connection with the sale in Iran of products by TKS. On February 5, 2003, the court granted the defendants’ summary judgment motion and entered judgment for TKE and its affiliates. On August 22, 2003, the plaintiff filed an appeal with the Court of Appeals of the State of California. On May 11, 2004, the Court affirmed the judgment for TKE and its affiliates. The time for plaintiff to seek review of the judgement has expired.

     EUPA is a party to a lawsuit which has arisen in the ordinary course of business. We believe that the outcome of such lawsuit will not have a material adverse effect on our business, financial condition or results of operations. We have product liability and general liability insurance policies in amounts we believe to be reasonable given our current level of business. Although historically we have not had to pay any material product liability claims, it is conceivable that we could incur claims for which we are not insured.

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

EUPA INTERNATIONAL CORPORATION

(Registrant)

Date: November 15, 2004

/s/ Tsan-Kun Wu
Tsan-Kun Wu
President and Chief Executive Officer

Date: November 15, 2004

/s/ Kun Chieh Huang
Kung-Chieh Huang
Chief Financial Officer