Form 10KSB
period 2004-12-31
EUPA INTERNATIONAL CORP /NV/
filed 2005-03-31
CIK 1084382

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2004.

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ________________.

Commission File Number: 001-26539

EUPA INTERNATIONAL CORPORATION

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Nevada	88-0409450

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

89 N. San Gabriel Blvd.
Pasadena, CA 91107

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant’s telephone number, including area code: 626-793-2688

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The issuer’s revenues for its most recent fiscal year were $915,456.

     The aggregate market value of the voting common stock held by non-affiliates was $552,002, based upon the closing price on March 11, 2005.

     The number of shares of common stock outstanding as of March 11, 2005 was 20,900,024.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Annual Report on Form 10-KSB contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding our expected revenues and revenue growth rate in 2005. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Factors That May Affect Future Results.” We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

PART I

ITEM 1. BUSINESS

Recent Developments

     On March 11, 2005, Tsan-Kuen Wu resigned from his positions as our President, Chief Executive Officer and Chairman of the Board of Directors, amidst two criminal proceedings involving alleged securities law violations and fraud in Taiwan. Mr. Wu is also the founder and Chairman of TKE. In one proceeding, Mr. Wu was convicted, on December 31, 2004, of manipulating the stock price of Sunfar Computer Co., Ltd. and sentenced to prison for 1 1/2 years. In the second on-going proceeding, on November 11, 2004, Mr. Wu was indicted on charges of publicly offering shares of common stock of EUPA without first obtaining the necessary governmental approvals and securities fraud. The resolution of these legal proceedings, in addition to the negative publicity generated from these legal proceedings, may have a material impact on our business, liquidity and net income.

     On March 11, 2005, Yuan-Chang Tsai was elected to our Board of Directors and as our President and Chief Executive Officer. Since August 1983, Mr Tsai had served as Sales Manager of TKE. Although we cannot provide any assurances regarding future trends, based on our current views, we are cautiously optimistic about our prospects in 2005.

Business Development

     EUPA International Corporation, through its wholly-owned subsidiary, Tsann Kuen U.S.A., an Illinois corporation (“TK USA”), provides sales and customer support, product design, research and development, and patent administration services to Tsann Kuen Enterprise Co., Ltd., a corporation organized and existing in the Republic of China (“TKE”), and owner of approximately 67% of EUPA’s capital stock. TKE is a major designer, manufacturer and marketer of small home and kitchen appliances, motor-driven products, vacuum cleaners and other consumer electronic products for brand name distributors worldwide.

     EUPA, formerly named Access Network Corporation (“ANC”), was incorporated in the State of Nevada on September 8, 1998. ANC engaged in the business of marketing and selling gift packaging to small businesses and individuals as an independent sales agent for direct marketing entities. In October 2001, ANC changed its name to EUPA, acquired all of the stock of TK USA from TKE and changed its business to the business conducted by TK USA since TK USA’s formation in 1990.

     In October 2001, we formed a wholly-owned subsidiary, Union Channel Limited, a Hong Kong corporation (“Union”), to be an outsourcing supplier of TKE products for TKE’s clients in Asia and Europe. Union’s operations were terminated in the third quarter of 2002 and the corporation was dissolved in November 2004. Since then, we have focused our business on providing services to TKE and its subsidiaries Tsann Kuen China (Shanghai) Enterprises Ltd. (“TKS”), Tsann Kuen (Zhangzhou) Enterprise Co. Ltd. (“TKL”) and Tsann Kuen (China) Enterprise Co., Ltd. (“TKC”), each of which are corporations organized and existing in the Republic of China (“China”).

     Our business is structured around developing and promoting TKE’s products, primarily in the U.S. Our activities include acting as an information center for TKE and its products, conducting market research, designing products and enhancements, performing research and development of products, cultivating and supporting relationships with brand name distributors and other customers and increasing U.S. product sales. We also provide sales and customer support services to each of TKS, TKL and TKC.

Principal Services

     Our principal business is acting as facilitator for the development and promotion of TKE’s products in the United States (“U.S.”). Our activities include acting as the information center for TKE and its products, conducting market research, designing products and enhancements, performing research and development of products, cultivating and supporting relationships with brand name distributors and other customers and increasing U.S. sales. TK USA also provides sales and customer support services to TKS, TKL and TKC.

Competition

     The small electronic products industry is highly competitive. Our competitive position involves assisting TKE to offer a broad range of products and continually introduce new products and enhancements to existing products. Competitive factors include market presence, price, quality, design and product features and performance, innovation and service. We believe that we have a number of competitive advantages, including our emphasis on research and development and product design and innovation.

Dependence on Customers

     As our business is focused on providing services to TKE and its subsidiaries TKL, TKS and TKC, we are dependent on TKE and its subsidiaries TKL, TKS and TKC for our business.

Patents

     We own numerous patents for various TKE products and processes. We consider these patents to be of considerable value and material importance to our business.

Governmental Regulations

     Most of TKE’s products are subject to consumer products safety regulations in the jurisdictions where they are sold. In general, we have not experienced difficulty complying with such regulations and compliance has not had an adverse effect on our business.

Employees

     As of December 31, 2004, the Company employed 7 employees, all in the U.S. None of EUPA’s employees are represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

Available Information

     Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available as soon as reasonably practical after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). All of these documents are available in print without charge to shareholders upon request. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference rooms in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

ITEM 2. PROPERTY

     Our corporate offices are located at 89 N. San Gabriel Blvd, Pasadena, California. We own the 44,762 square foot building. We occupy 31,582 square feet of the property and lease approximately 7080 square feet of the property to a non-EUPA business. We believe that our facility is suitable and adequate for our present purposes. We believe that our property is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

     On November 30, 2001, Mir Kazem Kashani filed a complaint against TKE and certain of its affiliates, including TK USA, alleging breach of contract and damages of approximately $10,750,000 in connection with the sale in Iran of products by TKS. On February 5, 2003, the court granted the defendants’ summary judgment motion and entered judgment for TKE and its affiliates. On August 22, 2003, the plaintiff filed an appeal with the Court of Appeals of the State of California. On May 11, 2004, the Court of Appeals affirmed the judgment for TKE and its affiliates. The time for plaintiff to seek review of the judgment has expired.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB, no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since October 18, 2001, our shares have been quoted on the NASD OTC Bulletin Board under the trading symbol “EUPA.” The common stock is traded sporadically, and no established liquid trading market currently exists. The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for each quarter during the last two fiscal years. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW
Fiscal Year Ended December 31, 2004
First Quarter	$0.40	$0.04
Second Quarter	0.22	0.12
Third Quarter	0.12	0.09
Fourth Quarter	0.10	0.08
Fiscal Year Ended December 31, 2003
First Quarter	$0.10	$0.02
Second Quarter	0.02	0.02
Third Quarter	0.10	0.02
Fourth Quarter	0.05	$0.03

     On March 11, 2005, the last reported sales price for our shares on the NASD OTC Bulletin Board was $0.08 per share. At March 11, 2005, we had 924 stockholders of record.

     We have never paid cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

Recent Sale of Unregistered Securities

     For the three year period ending December 31, 2004, we did not sell any securities that were not registered under the Securities Act of 1933, as amended (the “Act”).

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-KSB. The information contained in this MD&A, other than historical information, contains “forward looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations and assumptions. Actual future results could differ materially. This MD&A should also be read in conjunction with the sections entitled “Additional Factors That May Affect Future Results” and “Forward-Looking Statements.”

Overview

     Our revenues are derived from charging TKE, TKS, TKL and TKC fees for specific services provided to them by us based on the fully-burdened costs we incur in providing these services plus a percentage mark-up. Our fully-burdened costs include salaries and other personnel expenses, such as travel and travel-related expenses, operating and overhead expenses, such as office space, administrative services, office supplies and equipment. Our costs are allocated among TKE, TKS, TKL and TKC on a reasonable cost allocation basis.

Results of Operations

     The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. Certain columns may not add due to rounding.

	2004	2003
Total Revenue	$915,456	$960,462
Selling Expense	11,591	7,307
General Expense	1,090,325	952,318
Income (loss) from operations	$(186,460)	$837

Revenue from Fee Income

     In 2004, revenue from fee income was $915,456, down from $960,462 in 2003. The decrease in fee income was attributed to the decrease in the amount of sales and customer support, research and development and patent fiduciary administration services provided to TKE, TKS, TKL and TKC.

     In 2004 and 2003, research and development service fees charged to TKE were $92,286 and $187,998, respectively, and patent fiduciary and administration service fees were $34,881 and $26,373, respectively.

     In 2004 and 2003, sales and customer support fees charged to TKS, TKL and TKC were $787,744 and $745,805, respectively.

General and Administrative Expenses

     General and administrative expenses were $1,090,325 for 2004 compared with $952,318 for 2003. These expenses included accounting fees, amortization and depreciation expenses, wages and salaries and legal professional service expenses. The increase in general and administrative expenses was largely attributed to the increase in general expenses incurred for business travel and delivery. The loss from operations was $(186,460) and $837 for 2004 and 2003, respectively, which was a result of the decrease in the amount of sales and customer support, research and development and patent fiduciary administration services provided to TKE in 2004, and the increase in general and administrative expenses.

     Non-operating income for 2004 was $581,747 compared with $73,381 for 2003. Included in non-operating income was $2,957 of interest income, $60,668 of rental income, $1,061 of other income and $517,061 of liquidating distribution income in 2004. During 2003, there was $5,157 of interest income, $64,325 of rental income, and $3,908 of other income. There was $1,600 and $7,040 in income tax expenses recognized on our pre-tax income for 2004 and 2003, respectively.

     In 2004 we realized a net income of $475,163 compared to a net income of $77,776 in 2003. The increase in net income was a result of a liquidating distribution of $517,060 received from Union.

Liquidity and Capital Resources

     Our primary source of liquidity is our cash on hand. Net cash used in operations in 2004 was $95,760, as compared to net cash used in operations of $2,100,417 in 2003. The decrease in net cash used in operating activities was a result of the significant reduction in accounts receivable. Our cash and cash equivalents were $828,091 and $971,093 in 2004 and 2003, respectively. Our current assets totaled $1,130,434 and $1,304,694 in 2004 and 2003, respectively. Our current liabilities were $93,993 and $286,893 in 2004 and 2003, respectively. Working capital was $1,036,441 and $1,017,801 in 2004 and 2003, respectively.

     Net cash used in investing activities totaled $44,767 in 2004, which consisted of the costs associated with obtaining patent rights and fixed assets compared with $79,088 in 2003.

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

Additional Factors That May Affect Future Results

     The following risk factors and other information included in this Annual Report on Form 10-KSB should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

Risks Relating to Resignation of Tsan-Kuen Wu

     On March 11, 2005, Tsan-Kuen Wu resigned from his positions as our President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Wu is involved in two criminal proceedings involving allegations of securities law violations in China. On November 11, 2004, Mr. Wu was indicted on charges of publicly offering shares of common stock of EUPA without first obtaining the necessary Taiwanese governmental approvals and securities fraud. On December 31, 2004, Mr. Wu was convicted of manipulating the stock price of Sunfar Computer Co., Ltd. and sentenced to prison for 1 1/2 years. Mr. Wu’s prison sentence was suspended pending the outcome of a final appeal which can take two or more years to resolve. We believe that the resolution of these legal proceedings, and resulting negative publicity, may negatively impact our business. However, Mr. Wu currently has no plans to resign from his position as chairman of TKE, and, as TKE’s management is not dependent on Mr. Wu, we do not expect the impact of Mr. Wu’s indictment to significantly impact TKE’s business.

Negative Publicity May Adversely Affect Our Business

     As a result of the indictments and conviction, TKE and EUPA could become the subject of negative publicity. This negative publicity could bring regulatory scrutiny upon us. Continuing negative publicity for TKE, as well as for us, could have a material adverse effect on our results of operations and liquidity and the market price of our publicly traded securities.

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

A Slowdown in the Retail Industry Will Likely Have an Adverse Effect on Our Results

     TKE products are ultimately sold to consumers through major retail channels, primarily mass merchandisers, department stores, specialty stores and mail order catalogs. Changes in general economic conditions will cause reductions in demand among consumers and retailers for TKE’s products. As a result, our business and financial results will fluctuate with the financial condition of retail customers and the retail industry.

We Face the Effects of Intense Competition

     The market segments in which TKE competes are intensely competitive, and TKE has many competitors, including the manufacturing and retail services industries. Many of TKE’s current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than TKE has. They may be able to secure comparable merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. Competitors in the manufacturing industry may be able to devote more resources to new product introductions, features and enhancements, and research and development. Competitors in the retail industry also may be able to devote more resources to sales and marketing. Any negative impact on TKE’s business will have a negative impact on our business.

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

The Loss of Key Senior Management Personnel Could Negatively Affect Our Business

     We depend on the continued services and performance of our senior management and other key personnel. The loss of any of our executive officers or other key employees, including, but not limited to, Mr. Wu, could harm our business.

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

Forward-Looking Statements

     This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, made in this Annual Report Form 10-KSB are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, the rate of growth of the economy in general, customer spending patterns, changes in customer demand for TKE’s products, effectiveness of marketing programs, our success in designing and developing products, our research and development costs, the length of development and product acceptance cycles, world events, the amount that we invest in new business opportunities and the timing of those investments, competition, the degree to which we enter into commercial agreements and strategic transactions and maintain and develop commercial relationships, foreign exchange risks, seasonality, international growth and expansion and changes in laws and regulations. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in “Additional Factors That May Affect Future Results,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. A summary of the critical accounting policies and the judgments that we make in the application of those policies is presented in Note B to our consolidated financial statements.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-based Payment.” FAS 123R requires compensation costs related to share-based payments to be recognized in the income statement over the vesting period. The amount of the compensation cost will be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective as of July 1, 2005, for all awards granted or modified after that date and for those awards granted prior to that date that have not vested. FAS 123R will have no earnings impact on us because we expense all share-based payments in accordance with the provisions of FAS 123R.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of EUPA International Corporation and its subsidiaries including the notes thereto, together with the report thereon, of Lichter, Yu & Associates is presented beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

Directors and Executive Officers

     The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 11, 2005. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of the Company’s directors or officers has any agreement with the Company regarding terms of employment or compensation.

			Director
Name of Individual	Age	Position with company and subsidiaries	since
Tsai Yuan-Chang	50	Director, President and Chief Executive Officer	2005
Hsing Chuang	50	Director and General Manager	2001
Kung-Chieh Huang	40	Director and Chief Financial Officer	2004
Wen-Fang Yang	44	Director	2001
Te-Jung Chien	41	Director	2001
Ko-Ta Chang	45	Secretary, Vice President and Chief Operational Officer	2002
Fang-Chuan Lin	39	Chief Planning Officer	n/a

     TSAI YUAN-CHANG has been President, Chief Executive Officer and a director of EUPA since March 11, 2005.

     HSING CHUANG has been General Manager and a director of EUPA since October 2001. From 1998 to the present, Mr. Chuang has served as General Manager of TKE. From 1995 to 1998, Mr. Chuang served as Vice President for TKE.

     KUNG-CHIEH HUANG has been Chief Financial Officer and a director of EUPA since February 2004. From 2002 to through the present, Mr. Huang has served as Senior Manager of the Accounting Department of TKE. From 1999 to 2002, Mr. Huang served as Manager of the Accounting Department for TKC.

     WEN-FANG YANG has been a director of EUPA since October 2001. From 2002 to the present, Mr. Yang has served as the General Manager of TKC. From January 2001 to 2002, Mr. Yang served as Vice General Manager of TKC. From December 1994 to December 2000, Mr. Yang was employed by Shanghai P&C Telesystems Inc.

     TE-JUNG CHIEN has been a director of EUPA since October 2001. From 1998 to the present, Mr. Chien has served as Vice-President of Tsann Kuen (Japan) Enterprises Co. Ltd. From January 1995 to January 1998, Mr. Chien served as Vice President of Logistics for TKE.

     KO-TA CHANG has been the Secretary of EUPA since January 2002. From September 2001 to the present, Mr. Chang has served as Vice President of TKE. From August 2001 to June 2001, Mr. Chang served as Sales Director of TKE. From January 1996 to May 2001, Mr. Chang served as Sales Manager of TKE.

     FANG-CHUAN LIN has been the Chief Planning Officer of EUPA since November 2001. From May 1999 to the present, Mr. Lin has served as Marketing Manager for TKE. From 1997 through 1998, Mr. Lin served as a factory manager for Cameo Electric Company.

DIRECTOR COMPENSATION

     We have no established compensation arrangements with our directors, but directors may be reimbursed for their reasonable expenses incurred in connection with the attendance at board and committee meetings.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) (“Section 16(a)”) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of our Common Stock (collectively, “Reporting Persons”) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Commission. Such Reporting Persons are also required by the Securities and Exchange Commission rules to furnish us with copies of all Section 16(a) forms that they file. We believe that during fiscal year 2004, all the Reporting Persons complied with all applicable filing requirements.

CODE OF ETHICS

     We have not as yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have been focused on the management changes and effects on our business resulting from the criminal proceedings involving Mr. Wu. We plan to adopt a code of ethics as soon as practicable.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table details information for each of the fiscal years ended December 31, 2004 and 2003 concerning compensation of all individuals serving as our chief executive officer during the fiscal year ended December 31, 2004. No other executive officer or key employee had total annual salary and bonus exceeding $100,000 for the year ended December 31, 2004 (collectively, the “Named Executives”).

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
				Other	Restricted	Securities
Name and		Salary	Bonus	Annual	Stock	Underlying		All Other
Principal Position	Year	($)	($)	Compensation ($)	Awards ($)	Options (#)	LTIP Payouts	Compensation
Tsan-Kuen Wu, CEO	2004	$0	$0	$0	$0	$0	$0	$0
and Chairman of the Board (1)	2003	$0	$0	$0	$0	$0	$0	$0

(1) Mr. Wu’s salary was paid by TKE.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     There were no grants of stock options during the fiscal year ended December 2004 to any of the Named Executives.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of common stock beneficially owned as of March 11, 2005 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares and the address of each person is c/o Tsann Kuen Group, No. 331, Sec. 1, Tiding Blvd., Neihu District, Taipei, Taiwan:

	Beneficial
	Ownership	Current
Name and Address	of Common Stock	Percent of Class (1)
Tsai Yuan-Chang	0	0%
Tsann Kuen Enterprise Co., Ltd. (2).	14,000,000	66.99%
Hsing Chuang	0	0%
Fang-Chuan Lin	0	0%
Wen-Fang Yang	0	0%
Te-Jung Chien	0	0%
Ko-Ta Chang	0	0%
Kung-Chieh Huang	0	0%
All Directors and Executive Officers as a Group (7 persons)	0	0%

(1)	Based on 20,900,024 shares of Common Stock actually outstanding as of March 11, 2005.

(2)	Owned of record by TKE.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

3.1	Articles of Incorporation of Access Network Corporation*

3.2	Bylaws*

3.3	Certificate of Amendment to Articles of Incorporation changing name to EUPA International Corporation**

4.1	Specimen Certificate representing shares of EUPA International common stock.*

10.1	Exchange Agreement, dated as of October 10, 2001 by and among EUPA, TKE, TKE USA, Marci Evans and Michael Stankiewicz.**

10.2	EUPA International Corporation 2001 Stock Incentive Plan. ***

10.3	Option Agreement dated December 27, 2001 by and between Tsann Pao Co. and EUPA. ***

10.4	Product Design Contract by and Between TKE and TK USA ****

10.5	Research and Development Services Agreement, dated December 22, 2003 by and between TKE and TK USA *****

10.6	Fiduciary and Patent Administration Services Agreement, dated December 22, 2003 by and between TKE and TK USA. *****

10.7	Sales and Customer Support Services Agreement, dated December 22, 2003 by and between TKL and TK USA *****

10.8	Sales and Customer Support Services Agreement, dated December 22, 2003 by and between TKS and TK USA *****

10.9	Sales and Customer Support Services Agreement, dated December 22, 2003 by and between TKC and TK USA *****

21	Subsidiaries *****

23.1	Consent of Lichter, Yu & Associates

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed as part of our Registration Statement on Form 10-SB with the Securities and Exchange Commission on June 29, 1999.

**	Filed as part of a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2001.

***	Filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

****	Filed as part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

*****	Filed as part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(b)	Reports on Form 8-K.

No reports were filed on Form 8-K during the last quarter of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of Lichter, Yu & Associates Fees for Professional Services Rendered

	Years Ended December 31,
	2004	2003
Audit Fees (1)	$45,875	$60,542
Audit-Related Fees.	0	0
Tax Fees	0	3,143
All Other Fees	0	0

	$45,875	$63,685

1)	Services relating to audit of the annual consolidated financial statements, review of quarterly financial statements, consents and assistance with the review of documents filed with the SEC.

     We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal years ended December 31, 2004 and 2003, is compatible with maintaining the auditor’s independence.

     All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUPA INTERNATIONAL CORPORATION
By	/s/ Yuan-Chang Tsai
Yuan-Chang Tsai
President and Chief Executive Officer

Dated March 31, 2005

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yuan-Chang Tsai Yuan-Chang Tsai	President, Chief Executive Officer and Director	March 31, 2005
/s/ Kung-Chieh Huang Kung-Chieh Huang	Chief Financial Officer and Director	March 31, 2005
/s/ Wen-Fang Yang Wen-Fang Yang	Director	March 31, 2005
/s/ Te-Jung Chien Te-Jung Chien	Director	March 31, 2005
/s/ Hsing Chuang Hsing Chuang	Director	March 31, 2005

EUPA International Corporation
And Subsidiaries

Consolidated Financial Statements

December 31, 2004 and 2003

Table of Contents

Page
Independent Auditor’s Report	F-1
Financial Statements:
Statements of Financial Position	F-2
Statements of Operations	F-3
Statements of Stockholders’ Equity	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6-20

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

EUPA International Corporation and Subsidiaries
Pasadena, California

We have audited the consolidated statements of financial position of EUPA International, Inc. and its subsidiaries as of December 31 2004 and 2003, and the related consolidated statements of operations and stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Union Channel, Ltd., a wholly owned subsidiary, which statements reflect total assets and revenues of 0% and 0% for 2004 and 21% and 0% for 2003, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Union Channel, Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditor, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of EUPA International, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America and International auditing guidelines.

/s/ Lichter, Yu & Associates
February 28, 2005
San Diego, California

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Current Assets
Cash and cash equivalents	$828,091	$971,093
Accounts receivable, related parties, net	260,947	272,680
Other receivable, related parties	29,656	60,921
Prepaid expenses	11,740	0

Total Current Assets	1,130,434	1,304,694

Fixed Assets
Property, furniture and equipment (net)	800,610	854,768

Total Fixed Assets	800,610	854,768

Other Assets
Intangible assets, net	373,126	359,981
Deposits	8,370	8,370

Total Other Assets	381,496	368,351

Total Assets	$2,312,540	$2,527,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$57,860	$29,585
Other payable, related parties	36,133	172,672
Income taxes payable	0	84,636

Total Current Liabilities	93,993	286,893

Deposits payable	4,100	4,100

Total Liabilities	98,093	290,993

Stockholders’ Equity
Common stock, $.001 par value, 25,000,000 shares authorized, 20,900,000 issued and outstanding	20,900	20,900
Additional paid in capital	1,951,203	1,929,203
Cumulative foreign-exchange translation adjustment	(532)	1,943
Retained earnings	242,876	284,774

Total Stockholders’ Equity	2,214,447	2,236,820

Total Liabilities and Stockholders’ Equity	$2,312,540	$2,527,813

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Fee income	$915,456	$960,462

Total revenue	915,456	960,462
Selling expenses	11,591	7,307

Gross profit	903,865	953,155
General and administrative expenses	1,090,325	952,318

Income (loss) from operations	(186,460)	837

Other (income) expense
Interest income	(2,957)	(5,157)
Rental income	(60,668)	(64,325)
Penalty and interest	0	9
Liquidation distribution	(517,061)	0
Miscellaneous	(1,061)	(3,908)

Total other (income) expense	(581,747)	(73,381)

Income (loss) before income taxes	395,287	74,218

Provision for income taxes	1,600	7,040

Income from continuing operations	393,687	67,178

Discontinued operations: (See note I)
Income from discontinued operations	81,476	10,598

Net Income (loss)	$475,163	$77,776

Net loss per share from continuing operations (basic and diluted)
Basic	$0.019	$0.003
Diluted	$0.017	$0.003

Net loss per share (basic and diluted)
Basic	$0.023	$0.004
Diluted	$0.021	$0.003

Weighted average number of shares (See note F)
Basic	20,900,024	20,900,024
Diluted	22,650,024	22,650,024

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
DECEMBER 31, 2004 AND 2003

	2004	2003
Common stock, number of shares outstanding
Balance at beginning of period	20,900,024	20,900,024

Balance at end of period	20,900,024	20,900,024

Common stock, par value $.001 (thousands of shares)
Balance at beginning of period	$20,900	$20,900

Balance at end of period	20,900	20,900

Additional paid in capital
Balance at beginning of period	1,929,203	1,914,203
Issuance of stock options for service	22,000	22,000
Write-off of stock subscription receivable	0	(7,000)

Balance at end of period	1,951,203	1,929,203

Stock subscription receivable
Balance at beginning of period	0	(7,000)
Write-off of stock subscription	0	7,000

Balance at end of period	0	0

Cumulative foreign-exchange translation adjustment
Balance at beginning of year	1,943	0
Foreign currency translation	(2,475)	1,943

Balance at end of year	(532)	1,943

Retained earnings
Balance at beginning of period	284,774	206,998
Liquidation distribution	(517,061)	0
Net income (loss)	475,163	77,776

Balance at end of period	242,876	284,774

Total Stockholders’ Equity at end of period	$2,214,447	$2,236,820

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$475,163	$77,776

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	85,780	89,151
Liquidation distribution	(517,061)	0
Stock options issued for services	22,000	22,000
Decrease (Increase) in receivables	11,733	2,837,802
Decrease (Increase) in other receivables	31,265	(60,921)
Decrease (Increase) in prepaid expenses	(11,740)	0
(Decrease) Increase in accounts payable and accrued expenses	28,275	(4,744,980)
(Decrease) Increase in other payable	(136,539)	(375,200)
(Decrease) Increase in income taxes payable	(84,636)	53,955

Total Adjustments	(570,923)	(2,178,193)

Net cash provided by (used in) operations	(95,760)	(2,100,417)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,037)	(27,522)
Increase in intangible assets	(43,730)	(51,566)

Net cash used in investing activities	(44,767)	(79,088)

Effect of exchange rate change on cash	(2,475)	1,943

Net change in cash and cash equivalents	(143,002)	(2,177,562)
Cash and cash equivalents at beginning of year	971,093	3,148,655

Cash and cash equivalents at end of year	$828,091	$971,093

Supplemental cash flows disclosures:
Income tax payments	$25,890	$800

Non cash investing and financing activities:
Stock issued for services	$22,000	$22,000

See Accompanying Notes and Accountants’ Report

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE A Organization:

EUPA International Corporation (“EUPA”), was incorporated on September 8, 1998 under the laws of the State of Nevada. Tsann Kuen U.S.A. (“TK USA”) was incorporated under the laws of the State of Illinois in June 1990. Union Channel Limited (“Union”) was incorporated in Hong Kong on September 28, 2001.

On October 23, 2001, TK USA became a wholly owned subsidiary of EUPA through a reverse merger. EUPA acquired all of the issued and outstanding capital stock of TK USA from Tsann Kuen Enterprise Co., Ltd. (“TKE”) Pursuant to an Exchange Agreement dated as of October 10, 2001 by and among TKE, TK USA and EUPA (the “Exchange Agreement”). Pursuant to the Exchange Agreement, TK USA became a wholly owned subsidiary of EUPA and, in exchange for the TK USA shares; EUPA issued 12,000,000 shares of its common stock to TKE, representing 60% of the issued and outstanding capital stock of EUPA at that time. Prior to the merger, EUPA had nominal business activity. As of December 31, 2004 and 2003 TKE owns approximately 67% of the issued and outstanding stock of EUPA.

TK USA is a service company providing sales and customer support, product design, research and development, and patent administration services to TKE, Tsann Kuen China (Shanghai) Enterprise Co., Ltd. (“TKS”), Tsann Kuen China (Zhangzhoui) Enterprise Co., Ltd. (“TKL”), and Tsann Kuen (China) Enterprise Co., Ltd. (“TKC”).

Union was established to become the leading outsource supplier for TKE in Asia and Europe. Union had sales and purchasing arrangements with TKE, TKC, and TKS. TKC, TKL and TKS are subsidiaries of TKE. The activities of Union were discontinued in the third quarter of 2002 and the Company officially dissolved operations as of November 6, 2004.

Note B Summary of Significant Accounting Policies:

Basis of Consolidation:

The consolidated financial statements for December 31, 2004 and 2003 include the accounts of EUPA and its wholly owned subsidiaries TK USA and Union. All references herein to the Company include the consolidated results of EUPA and its subsidiaries. All significant intercompany accounts and transaction have been eliminated upon consolidation.

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

NOTE B Summary of Significant Accounting Policies (Continued)

Revenue Recognition:

Revenues from sales and customer support services, patent fiduciary and administration services and research and development services are recognized at the ended of each quarter for services performed during that calendar quarter.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Allowance for Doubtful Accounts:

The Company provides an allowance for loss on receivables based on a review of the current status of existing receivables, historical collection experience, subsequent collections and management’s evaluation of the effect of existing economic conditions.

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

Intangible Assets:

Effective July 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the years ended December 31, 2004 and 2003.

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

Exchange Gain (Loss):

During 2004 and 2003, the transactions of Union, denominated in foreign currency, are recorded in Hong Kong dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

NOTE B Summary of Significant Accounting Policies (Continued)

Translation Adjustment:

As of December 31, 2004 and 2003, the accounts of Union were maintained, and its financial statements were expressed, in Hong Kong dollars. Such financial statements were translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation,” with the Hong Kong dollar as the functional currency. All assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

As of November 6, 2004 and December 31, 2003, the exchange rates between the Hong Kong dollar and the U.S. dollar was HK$1=US$0.1286 and US$0.1288 and the average exchange rate for the period ended November 6, 2004 and December 31, 2003 was HK$1=US$0.12836 and US$0.12845. Total translation adjustment recognized as of December 31, 2004 and 2003 is ($532) and $1,943 respectively.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of the Company’s financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt and revolving credit facility also approximate fair value because interest rates and terms offered to the Company are at current market rates.

Statement of Cash Flows:

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

NOTE B Summary of Significant Accounting Policies (Continued)

Stock Based Compensation:

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion “(APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the date of grant.

In 1996, SFAS No 123 “Accounting for Stock-Based Compensation,” became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model where applicable or alternatively a book value approach. During the year ended December 31, 2004 and 2003, the Company recognized consulting expenses of $22,000, in each year, for the granting of stock options to non-employees.

Income Taxes:

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, “Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Types of temporary differences for which deferred taxes have been recognized occur from the difference between book and tax depreciation, amortization and allowance reserves. During the year ended December 31, 2004 and 2003 there were no material differences.

Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During 2004 and 2003, the Company has other comprehensive income relating to foreign currency translations.

Earnings Per Share:

The Company uses SFAS No. 128, “Earnings Per Share,” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents as if the potential common shares had been issued.

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

NOTE B Summary of Significant Accounting Policies (Continued)

Derivative Instruments:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company was required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. For the year ended December 31, 2004 and 2003, the Company had no derivative instruments.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of:

The Company adopted the provision of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In assessing the impairment of these identifiable intangible assets, identifiable goodwill will be allocated on a pro rata basis using fair values of the assets at the original acquisition date. In estimating expected future cash flows for determining whether an asset is impaired and if expected future cash flows are used in measuring assets that are impaired, assets will be grouped at the lowest level (entity level) for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In recording an impairment loss, any related goodwill would be reduced to zero before reducing the carrying amount of any identified impaired asset.

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

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

NOTE B Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements:

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN46”). This interpretation of Accounting Research Bulletin No. 51, requires companies to consolidate the operations of all variable interest entities (“VIE’s”) for which they are the primary beneficiary. The term “primary beneficiary” is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. This interpretation was later revised by the issuance of Interpretation No. 46R (“FIN 46R”). The revision was issued to address certain implementation issues that had arisen since the issuance of the original interpretation and to provide companies with the ability to defer the adoption of FIN46 to period after March 15, 2004. The implementation of FIN No. 46 and FIN 46R, had no material impact on our financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in its three months ending September 30, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123, and we expect that the adoption of SFAS 123R will have no material impact on our financial statements.

In September 2004, the EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (“EITF 04-08”) was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF Issue No. 04-08 is effective for reporting periods ending after December 15, 2004. The adopted EITF 04-08 will have no material impact on our financial statements.

Reclassification:

Certain amounts have been reclassified in prior years to be consistent with the classification as of December 31, 2004.

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

NOTE C Property and Equipment:

A summary is as follows:

	2004	2003
Building and improvements	$655,688	$655,688
Land	400,000	400,000
Machinery and equipment	217,065	216,026
Automobiles	108,067	108,067
Furniture and fixtures	64,759	64,759

	1,445,579	1,444,540
Less accumulated depreciation	644,969	589,772

	$800,610	$854,768

NOTE D Intangible Assets:

A summary is as follows:

	2004	2003
Patents and Trademark costs	$493,380	$449,651
Less accumulated amortization	120,254	89,670

	$373,126	$359,981

NOTE E Incentive and Non Statutory Stock Option Plan:

The 2001 Plan

In October 2001, the Company adopted a Stock Option Plan providing for the issuance of up to 1,000,000 incentive stock options and non-qualified stock options to the Company’s key employees and others. Incentive stock options may be granted at prices not less than 100% of the fair market value at the date of the grant. Non-qualified stock options may be granted at prices not less than 75% of the fair market value at the date of the grant. The Company has not granted any options pursuant to this Plan during 2004 and 2003.

Non-Employee Options

In December 2001, the Company issued an option to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.001, vesting over a period of five years. The options were issued in exchange for future ongoing marketing services to be rendered to the Company. The per unit weighted-average fair value of unit options granted was $0.11 at the date of grant using a book value approach. The book value approach best estimated the value of the services to be provided. During the year ended December 31, 2004 and 2003, the Company recognized consulting expenses of $22,000 in each year, for the granting of stock options to non-employees.

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

NOTE F Earnings Per Share:

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive shares outstanding during the period and adjust for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance unless such effect is anti-dilutive.

NOTE G Income Taxes:

The geographic distribution of income (loss) before income taxes is as follows:

	2004	2003
Domestic	$393,687	$67,178
International	81,476	10,598

Total	$475,163	$77,776

The income tax provision consisted of the following:
Current Federal	$0	$0
State	1,600	7,040
International	0	0

Total Current	1,600	7,040

Deferred Federal	0	0
State	0	0
International	0	0

Total Deferred	0	0

Total Provision	$1,600	$7,040

A reconciliation of expected income taxes using the statutory federal income tax rate to the effective income tax provision is as follows:

Federal tax at the statutory rate	$0	$0
State and local income taxes, net of federal benefit	1,600	7,040
Effect of international earnings taxed at different rates	0	0
Provision adjustment from prior year	0	0

Total income tax provision	$1,600	$7,040

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

NOTE H Operating Segments:

Since January 1, 2003 the Company has organized its business units in two reportable segments: sales and customer support, and research and development. The sales and customer support segment assisted with the product sales of home appliances, for TKE, TKS, TKL and TKC in the United States. The research and development segment designs and develops products in the home appliance market for TKE.

The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest, amortization of intangibles, corporate activities and income taxes.

The reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they are significantly different types of businesses and market to distinct customers.

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

NOTE H Operating Segments (Continued)

Information about operations by operating segment for 2004 is as follows:

	Sales	Research &
	Services	Development	All Others	Total
Revenues	$787,744	$92,286	$35,426	$915,456
Operating profit	79,817	(1,557)	(102,546)	(24,286)
Interest income	2,464	493	3,468	6,425
Other income	895	179	577,729	578,803
Depreciation and amortization	45,997	9,200	30,583	85,780
Other significant noncash item:
Bad debt	0	0	0	0
Identifiable assets	1,572,732	314,546	449,250	2,336,528
Captial expenditures for segment assets	1,037	0	43,730	44,767

Reconciliation of segment information:
Revenues:
Total revenues for all reportable segments	$880,030
Other revenues	35,426
Elimination of intersegment revenue	0

Consolidated revenue	$915,456

Profit:
Total reportable segment profit	$27,094
Other profit (loss)	448,068
Other unallocated amounts	0

Income (loss) before income taxes	$475,163

Assets:
Total assets for reportable segments	$1,252,564
Other assets	1,059,976
Other unallocated assets	0

Consolidated assets	$2,312,540

Other unallocated assets	0

Consolidated assets	$2,312,540

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

NOTE H            Operating Segments (Continued)

Information about operations by operating segment for 2003 is as follows:

	Sales	Research &
	Services	Development	All Others	Total
Revenues	$745,808	$187,998	$26,656	$960,462
Operating profit	176,250	38,737	(136,315)	78,672
Interest income	3,724	745	15,537	20,006
Other income	3,257	651	64,341	68,249
Depreciation and amortization	49,305	9,861	29,985	89,151
Other significant noncash item:
Bad debt	0	0	0	0

Identifiable assets	1,353,319	270,664	903,830	2,527,813
Captial expenditures for segment assets	27,522	0	51,566	79,088

Reconciliation of segment information:

Revenues:
Total revenues for all reportable segments	$933,806
Other revenues	0
Elimination of intersegment revenue	0

Consolidated revenue	$933,806

Profit:
Total reportable segment profit	$164,198
Other profit (loss)	(86,422)
Other unallocated amounts	0

Income (loss) before income taxes	$77,776

Assets:
Total assets for reportable segments	$1,623,983
Other assets	903,830
Other unallocated assets	0

Consolidated assets	$2,527,813

Other unallocated assets	0

Consolidated assets	$2,527,813

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

NOTE I Discontinued Operations:

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 established criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective beginning January 1, 2002. In accordance with SFAS 144, the Company now reports as discontinued operations assets held for sale (as defined by SFAS 144) and assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Income under Discontinued operations.

The components of income(loss) from operations related to discontinued operations for the period ended December 31, 2004 and 2003 are shown below. These include the results of the full year of operations for those assets classified as held for sale as of December 31, 2004 and 2003.

Discontinued Operations:

	2004	2003
Sales, net	$—	$—
Cost of sales	—	192

Gross profit	—	(192)
General and administrative expenses	1,976	4,067

Income from operations	(1,976)	(4,259)
Other (Income) Expense
Interest income	(3,456)	(14,849)
Other income	—	(8)

Total Other (Income) Expense	(3,456)	(14,857)

Income before income tax	1,480	10,598
Provision for income tax	(79,996)	—

Net income from discontinued operations	$81,476	$10,598

NOTE J Related Party Transactions:

We have agreements with each of TKE, TKL, TKS and TKC to provide sales and customer support services. We also have agreements with TKE to provide patent administration and research and development services. We believe that the terms of each of these agreements are fair and not less favorable to us than could have been obtained from unaffiliated parties.

Name of related party and relationship –

Name of related party	Relationship with the Company
Tsann Kuen Enterprise Co., Ltd. (TKE)	Parent Company
Tsann Kuen (China) Enterprise Co., Ltd. (TKC)	Affiliated Company
Tsann Kuen China (Shanghai) Enterprise Ltd. (TKS)	Affiliated Company
Tsann Kuen Hong Kong Ltd. (TKH)	Affiliated Company
Tsann Kuen China (Zhangzhou) Enterprises Ltd. (TKL)	Affiliated Company

\

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

NOTE J Related Party Transactions (Continued)

Significant related party transactions –

For the year ended December 31, 2004:

Service income from:

TKE	$127,712
TKS	120,380
TKL	667,364

$915,456

Accounts receivable from:

TKE	$10,848
TKS	52,983
TKL	197,116

$260,947

Other payable to:

TKE	$28,837
TKS	188
TKC	174
TKH	1,274

$30,473

Significant related party transactions –

For the year ended December 31, 2003:

Service income from:

TKC	$301,232
TKE	214,371
TKS	127,682
TKL	316,894

$960,179

Accounts receivable from:

TKE	$214,870
TKS	57,808

$272,678

Other payable to:

TKE	$137,994
TKC	27,500
TKH	1,519

$167,013

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

NOTE K Contingencies:

The Company is party to certain litigation that has arisen in the normal course of its business and that of its subsidiary. In the opinion of management, none of the litigation is likely to result in a material effect on the Company’s financial position or results of operations.

On November 31, 2001 an individual filed a complaint for breach of contract against TKS. The complaint included TKE, TK USA, TKC and TKS for allegedly being “alter egos” of each other and should be responsible for TKS’s breach of contract. On December 7, 2001, the plaintiff amended the complaint to include EUPA International as a defendant. On February 5, 2003, the judge granted a summary judgment motion for the defendants. Plaintiffs appealed the summary judgment, and the appeal was fully briefed as of January 30, 2004. On May 11, 2004, the Court affirmed the judgment for the Company and its affiliates. Plaintiff has not sought further review in the California Supreme Court for the judgment in the Court of Appeal and the time for such a request has now passed.

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

Note L – Compensated Absences

All full time regular covered employees are eligible for vacation with pay according to the following schedule: After one (1) full year of continuous full time employment five (5) days of vacation, after two (2) full years of continuous full time employment eight (8) days of vacation, after three full years of continuous full time employment twelve (12) days of vacation, after four full years of continuous full time employment sixteen (16) days of vacation, and after five full years of continuous full time employment twenty (20) days of vacation leave. The date of employment on a full time permanent basis will be considered the anniversary date for vacation purposes. When a regular full time employee has completed fifty-two (52) weeks of continuous employment he/she will be considered as having earned the aforementioned vacation benefits. At the end of each year and at termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2004 vacation liability exists in the amount of $17,239.

Note M – Liquidating Distribution

As of December 31, 2004 EUPA received a liquidating distribution from Union in the amount of $517,061. The distribution was made to close this subsidiary.

We have accounted for this transaction as a reduction in the Stockholder’s Equity section of Union and as Other Income on the books of EUPA.