Form 10QSB
period 2005-03-31
EUPA INTERNATIONAL CORP /NV/
filed 2005-05-16
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005
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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐.

     20,900,024 shares of common stock, par value $0.001, were outstanding as of April 22, 2005.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2005
	(Unaudited)	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$692,143	$828,091
Accounts receivable, related parties, net	375,102	260,947
Other receivable, related parties	6,235	29,656
Prepaid expenses	8,940	11,740

Total Current Assets	1,082,420	1,130,434

Fixed Assets
Property, furniture and equipment (net)	796,256	800,610

Total Fixed Assets	796,256	800,610

Other Assets
Intangible assets, net	371,919	373,126
Deposits	8,370	8,370

Total Other Assets	380,289	381,496

Total Assets	$2,258,965	$2,312,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$56,183	$57,860
Other payable, related parties	8,239	36,133

Total Current Liabilities	64,422	93,993

Deposits payable	4,100	4,100

Total Liabilities	68,522	98,093

Stockholders’ Equity
Common stock, $.001 par value, 25,000,000 shares authorized, 20,900,000 issued and outstanding	20,900	20,900
Additional paid in capital	1,956,703	1,951,203
Cumulative foreign-exchange translation adjustment	0	(532)
Retained earnings	212,840	242,876

Total Stockholders’ Equity	2,190,443	2,214,447

Total Liabilities and Stockholders’ Equity	$2,258,965	$2,312,540

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2005	2004
Fee income	$254,295	$310,913

Total revenue	254,295	310,913

Selling expenses	15,934	39,872

Gross profit	238,361	271,041

General and administrative expenses	280,512	283,428

Income (loss) from operations	(42,151)	(12,387)

Other (income) expense
Interest income	(660)	(864)
Rental income	(13,587)	(14,619)
Penalty and interest	0	0
Liquidation distribution	0	0
Miscellaneous	532	(100)

Total other (income) expense	(13,715)	(15,583)

Income (loss) before income taxes	(28,436)	3,196

Provision for income taxes	1,600	1,600

Income from continuing operations	(30,036)	1,596

Discontinued operations: (See note 8)
Income from discontinued operations	0	79,141

Net Income (loss)	($30,036)	$80,737

Net loss per share from continuing operations (basic and diluted)
Basic	($0.001)	$0.000
Diluted	($0.001)	$0.000

Net loss per share (basic and diluted)
Basic	($0.001)	$0.004
Diluted	($0.001)	$0.004

Weighted average number of shares (See note 7)
Basic	20,900,024	20,900,024
Diluted	22,650,024	22,650,024

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($30,036)	$80,737

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,022	21,451
Stock options issued for services	5,500	5,500
Translation adjustment	532	0
Decrease (Increase) in receivables	(114,155)	(38,407)
Decrease (Increase) in other receivables	23,421	44,945
Decrease (Increase) in prepaid expenses	2,800	(4,360)
(Decrease) Increase in accounts payable and accrued expenses	(1,677)	(3,458)
(Decrease) Increase in other payable	(27,894)	(30,916)
(Decrease) Increase in income taxes payable	0	(84,636)

Total Adjustments	(93,451)	(89,881)

Net cash provided by (used in) operations	(123,487)	(9,144)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(5,472)	0
Increase in intangible assets	(6,989)	(4,063)

Net cash used in investing activities	(12,461)	(4,063)

Effect of exchange rate change on cash	0	(23,349)

Net change in cash and cash equivalents	(135,948)	(36,556)

Cash and cash equivalents at beginning of year	828,091	971,093

Cash and cash equivalents at end of year	$692,143	$934,537

Supplemental cash flows disclosures:
Income tax payments	$1,600	$10,600

Non cash investing and financing activities:
Stock issued for services	$5,500	$5,500

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	March 31, 2005
	(Unaudited)	December 31, 2004
Common stock, number of shares outstanding
Balance at beginning of period	20,900,024	20,900,024

Balance at end of period	20,900,024	20,900,024

Common stock, par value $.001 (thousands of shares)
Balance at beginning of period	$20,900	$20,900

Balance at end of period	20,900	20,900

Additional paid in capital
Balance at beginning of period	1,951,203	1,929,203
Issuance of stock options for service	5,500	22,000
Write-off of stock subscription receivable	0	0

Balance at end of period	1,956,703	1,951,203

Cumulative foreign-exchange translation adjustment
Balance at beginning of year	(532)	1,943
Foreign currency translation	532	(2,475)

Balance at end of year	0	(532)

Retained earnings
Balance at beginning of period	242,876	284,774
Liquidation distribution	0	(517,061)
Net income (loss)	(30,036)	475,163

Balance at end of period	212,840	242,876

Total Stockholders’ Equity at end of period	$2,190,443	$2,214,447

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

Note 1 – Accounting Policies

Unaudited Interim Financial Information

     We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. As used herein, “EUPA,” the “Company,” “we,” “our,” and similar terms include EUPA International Corporation and its wholly-owned subsidiaries, unless the context indicates otherwise. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MARCH 31, 2005

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

Discontinued Operations

     Results of discontinued operations of a segment of the business are shown separately from continuing operations. Amounts for prior periods have also been shown separately for comparative purposes. We have met the requirements to classify our wholly-owned subsidiary, Union Channel Limited, a Hong Kong corporation (“Union”), as discontinued operations at the end of 2003. Union was previously included in our financial statements. During the three months ended March 31, 2005, there was no income from discontinued operations.

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

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MARCH 31, 2005

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

Foreign Currency Translation

     The accounts of Union were maintained, and its financial statements were expressed, in Hong Kong dollars. Such financial statements were translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation,” with the Hong Kong dollar as the functional currency. According to the statement all assets and liabilities were translated at the current exchange rate, stockholder’s equity accounts are translated at the historical rates and income statement items are translated at the average exchange rates for the period. As of November 6, 2004, Union officially dissolved operations.

Note 2 – Property and Equipment

A summary is as follows:

	March 31, 2005	December 31, 2004
Building and improvements	$659,688	$655,688
Land	400,000	400,000
Machinery and equipment	218,537	217,065
Automobiles	108,067	108,067

Furniture and fixtures	64,759	64,759

	1,451,051	1,445,579

Less accumulated depreciation	(654,795)	(644,969)

	$796,256	$800,610

Note 3 – Intangible Assets

A summary is as follows:

	March 31, 2005	December 31, 2003
Patent and trademark costs	$500,369	$493,380

Less accumulated amortization	(128,450)	(120,254)

	$371,919	$373,126

Note 4 – Compensated Absences

     All full time regular covered employees are eligible for vacation with pay according to the following schedule: After one (1) full year of continuous full time employment five (5) days of vacation, after two (2) full years of continuous full time employment eight (8) days of vacation, after three full years of continuous full time employment twelve (12) days of vacation, after four full years of continuous full time employment sixteen (16) days of vacation, and after five full years of continuous full time employment twenty (20) days of vacation leave. The date of employment on a full time permanent basis will be considered the anniversary date for vacation purposes. When a regular full time employee has completed fifty-two (52) weeks of continuous employment he/she will be considered as having earned the aforementioned vacation benefits. At the end of each year and at termination, employees are paid for any accumulated annual vacation leave. As of March 31, 2005 vacation liability exists in the amount of $23,714.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
MARCH 31, 2005

Note 5 – Concentration – Related Party Transactions

     The Company had three customers during the three months ended March 31, 2005. Fees charged to these customers, all related parties, were approximately $254,295. Included in accounts receivable is $375,102 from these customers as of March 31, 2005.

Note 6 – Common Stock

     We recognize compensation expenses for non-employee stock-based compensation in accordance with SFAS No. 123. In December 2001, we issued a non-employee stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 per share, vesting over a five year period. This stock option was granted to a related party in exchange for the on-going provision of consultant services and was valued using the book value approach. At the time of grant, the book value approach best estimated the value of the services to be provided. At the date of grant, the per unit weighted-average fair value of unit options granted was $0.11. During the three months ended March 31, 2005 the Company recognized consulting expenses of $5,500 under the non-employee stock option.

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

Note 8 – Liquidating Distribution

     As of December 31, 2004, we received a liquidating distribution from Union in the amount $517,061. We have accounted for this transaction as a reduction in the Stockholders’ Equity section of Union and as Other Income on the books of EUPA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the December 31, 2004 consolidated financial statements and notes thereto (the 2004 Consolidated Financial Statements), along with the MD&A included in EUPA’s 2004 Annual Report on Form 10-KSB for the period ended December 31, 2004 and the Quarterly Reports on Form 10-QSB for the periods ended June 30, 2004 and September 30, 2004, filed separately with the SEC. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

     The information contained in this MD&A, other than historical information, contains “forward looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations and assumptions. This MD&A should be read in conjunction with the sections entitled “Additional Factors That May Affect Future Results “and “Forward-Looking Statements.”

Overview

     EUPA, through its wholly-owned subsidiary, Tsann Kuen U.S.A., an Illinois corporation (“TK USA”) provides sales and customer support, product design, research and development, and patent administration services to Tsann Kuen Enterprise Co., Ltd., a corporation organized and existing in the Republic of China (“TKE”) and owner of approximately 67% of EUPA’s capital stock. TKE is a major designer, manufacturer and marketer of small home and kitchen appliances, motor-driven products, vacuum cleaners and other consumer electronic products for brand name distributors worldwide.

     Our business is structured around developing and promoting TKE’s products in the United States (“U.S.”). Our activities include acting as the information center for TKE and its products, conducting market research, designing products and enhancements, performing research and development of products, cultivating and supporting relationships with brand name distributors and other customers and increasing U.S. sales. We also provide sales and customer support services to TKE’s subsidiaries, Tsann Kuen China (Shanghai) Enterprises Ltd. (“TKS”), Tsann Kuen (Zhangzhou) Enterprise Co. Ltd. (“TKL”) and Tsann Kuen (China) Enterprise Co., Ltd. (“TKC”), each of which are corporations organized and existing in the Republic of China.

     We have sales and customer support service agreements with each of TKS, TKL and TKC. We charge each of TKS, TKL and TKC sales and customer support fees based on the fully-burdened costs we incur in providing these services plus a mark-up. Our fully-burdened costs include salaries and other personnel expenses, such as travel and travel-related expenses, operating and overhead expenses, such as office space, administrative services, office supplies and equipment. Our costs are allocated among TKS, TKL and TKC on a reasonable cost allocation basis. We periodically review our fee formula with each party to assure that it is consistent with industry standards and customs. During the three months period ended March 31, 2005, our mark-up was 2% for each of TKS and TKL. There was no mark-up for TKC, as no sales and customer support services were provided during the three months ended March 31, 2005.

     During the three month period ended March 31, 2005, sales and customer support fees charged to TKS and TKL were $35,203 and $211,379, respectively. These fees are included in accounts receivable. We carry relatively large accounts receivable, as the customer payment period is long, approximately 90 days. We invoice each of TKE, TKS and TKL on a quarterly basis for services provided during the preceding calendar quarter and payments are due 90 days after receipt of the invoice.

     We also receive revenues for research and development services and patent fiduciary and administration services we provide to TKE. We have a research and development services agreement and a patent fiduciary and administration services agreement with TKE. Fees for these services are calculated in the same manner as fees for sales and customer support services, on our fully-burdened costs incurred in the provision of these services plus a mark-up. During the three months ended March 31, 2005, our mark-up was 5% for research and development services and 2% for patent fiduciary and administration services. Fees charged to TKE during the three months ended March 31, 2005, were $0 for research and development services and $7,649 for patent fiduciary and administration services. These fees are included in accounts receivable, having the same customer payment period as fees for sales and customer support services.

Results of Operations

     Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

	March 31, 2005	March 31, 2004
Revenue	$254,295	$310,913
Selling Expense	15,934	39,872
General Expense	280,512	283,428
Income (loss) from operations	$(42,151)	$(12,387)

Revenue from Fee Income

     During the three months ended March 31, 2005, revenue from fee income was $254,295 down from $310,913 in the first quarter of 2004. The decrease in fee income was attributed to the decrease in the amount of sales and customer support, research and development and patent fiduciary administration services provided to TKE.

General and Administrative Expenses

     General and administrative expenses were $280,512 for the three months ended March 31, 2005 compared with $283,428 in the first quarter of 2004. These expenses included accounting fees, amortization and depreciation expenses, wages and salaries and legal professional service expenses. The decrease in general and administrative expenses was largely attributed to the decrease in general expenses incurred for services provided to TKE. The income (loss) from operations was $(42,151) and $(12,387) for the three months ended March 31, 2005 and 2004, respectively, which was a result of the decrease in the amount of sales and customer support, research and development and patent fiduciary administration services provided to TKE for the three months ended March 31, 2005.

     Non-operating income for the three months ended March 31, 2005 was $13,715 compared with $15,583 in the first quarter of 2004. Included in non-operating income was $660 of interest income, $13,587 of rental income, $(532) of other expense for the three months ended March 31, 2005. During the three months ended March 31, 2004, there was $864 of interest income, $14,619 of rental income, and $100 of other income. There was $1,600 in income tax expenses recognized on our pre-tax income for both the three months ended March 31, 2005 and 2004.

     For the three months ended March 31, 2005 we realized a net loss of $(30,036) compared to a net income of $80,737 for the three months ended March 31, 2004. The decrease in net income was a result of the discontinued operations of Union. In the first quarter of 2005, there was no income from discontinued operations, whereas during the first quarter of 2004 there was $79,141 income from discontinued operations.

Liquidity and Capital Resources

     Our primary source of liquidity as of March 31, 2005 is our cash on hand. Net cash used in operations for the three months ended March 31, 2005 was $(123,487), as compared to net cash used in operations of $(9,144) during the same period in 2004. The increase in net cash used in operating activities was a result of the significant increase in accounts receivable. Our cash and cash equivalents were $692,143 and $934,537 as of March 31, 2005 and 2004, respectively. Our current assets totaled $1,082,420 and $1,265,960 on March 31, 2005 and 2004, respectively. Our current liabilities were $64,422 and $167,883 on March 31, 2005 and 2004, respectively. Working capital was $1,017,998 and $1,098,077 as of March 31, 2005 and 2004, respectively.

     Net cash used in investing activities totaled $(12,461), for the three months ended March 31, 2005, which consisted of the costs associated with obtaining patent rights and fixed assets, compared with $(4,063) for the three months ended March 31, 2004. The net cash change was $(135,948) and $(36,556) for the first quarter of 2005 and 2004, respectively.

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

Risks Relating to Resignation of Tsan-Kuen Wu

     On March 11, 2005, Tsan-Kuen Wu resigned from his positions as our President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Wu is involved in two criminal proceedings involving allegations of securities law violations in the Republic of China. On November 11, 2004, Mr. Wu was indicted on charges of publicly offering shares of common stock of EUPA without first obtaining the necessary Taiwanese governmental approvals and securities fraud. On December 31, 2004, Mr. Wu was convicted of manipulating the stock price of Sunfar Computer Co., Ltd. and sentenced to prison for 1 1/2 years. Mr. Wu’s prison sentence was suspended pending the outcome of a final appeal which can take two or more years to resolve. We believe that the resolution of these legal proceedings, and resulting negative publicity, may negatively impact our business. However, Mr. Wu currently has no plans to resign from his position as chairman of TKE, and, as TKE’s management is not dependent on Mr. Wu, we do not expect the impact of Mr. Wu’s indictment to significantly impact EUPA’s business.

Negative Publicity May Adversely Affect Our Business

     As a result of the indictments and conviction, TKE and EUPA could become the subject of negative publicity. This negative publicity could bring regulatory scrutiny upon EUPA. Continuing negative publicity for TKE, as well as for EUPA, could have a material adverse effect on our results of operations and liquidity and the market price of our publicly traded securities.

TKE Controls Our Business

     TKE owns more than 50% of our outstanding capital stock. As a result, TKE is able to control our business and affairs and our board of directors. The interests of TKE may not necessarily be consistent with the interests of our other shareholders.

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

Item 3. Controls and Procedures

     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

     EUPA is a party to a product liability lawsuit which has arisen in the ordinary course of business. We believe that the outcome of such lawsuit will not have a material adverse effect on our business, financial condition or results of operations. We have product liability and general liability insurance policies in amounts we believe to be reasonable given our current level of business. Although historically we have not had to pay any material product liability claims, it is conceivable that we could incur claims for which we are not insured.

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

(b) Reports on Form 8-K.

     We filed a Form 8-K on March 11, 2005 reporting an event pursuant to Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUPA INTERNATIONAL CORPORATION

(Registrant)

Date: May 16, 2005

/s/ Yuan-Chang Tsai
Yuan-Chang Tsai
President and Chief Executive Officer

Date: May 16, 2005

/s/ Kung-Chieh Huang
Kung-Chieh Huang
Chief Financial Officer