Form 10QSB
period 2005-06-30
EUPA INTERNATIONAL CORP /NV/
filed 2005-08-15
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005
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

     20,900,024 shares of common stock, par value $0.001, were outstanding as of August 12, 2005.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2005
	(Unaudited)	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$976,644	$828,091
Accounts receivable, related parties, net	217,273	260,947
Other receivable, related parties	3,936	29,656
Prepaid expenses	8,940	11,740

Total Current Assets	1,206,793	1,130,434

Fixed Assets
Property, furniture and equipment (net)	786,706	800,610

Total Fixed Assets	786,706	800,610

Other Assets
Intangible assets, net	370,765	373,126
Deposits	8,370	8,370

Total Other Assets	379,135	381,496

Total Assets	$2,372,634	$2,312,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$86,234	$57,860
Other payable, related parties	89,831	36,133

Total Current Liabilities	176,065	93,993

Deposits payable	4,100	4,100

Total Liabilities	180,165	98,093

Stockholders’ Equity
Common stock, $.001 par value, 25,000,000 shares authorized, 20,900,000 issued and outstanding	20,900	20,900
Additional paid in capital	1,962,203	1,951,203
Cumulative foreign-exchange translation adjustment	0	(532)
Retained earnings	209,366	242,876

Total Stockholders’ Equity	2,192,469	2,214,447

Total Liabilities and Stockholders’ Equity	$2,372,634	$2,312,540

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Fee income	$219,763	$202,453	$474,058	$513,366

Total revenue	219,763	202,453	474,058	513,366

Selling expenses	36	12,244	15,970	52,116

Gross profit	219,727	190,209	458,088	461,250

General and administrative expenses	240,006	275,417	520,518	558,845

Income (loss) from operations	(20,279)	(85,208)	(62,430)	(97,595)

Other (income) expense
Interest income	(754)	(502)	(1,414)	(1,366)
Rental income	(16,051)	(15,057)	(29,638)	(29,676)
Miscellaneous	0	(669)	532	(769)

Total other (income) expense	(16,805)	(16,228)	(30,520)	(31,811)

Income (loss) before income taxes	(3,474)	(68,980)	(31,910)	(65,784)

Provision for income taxes	0	0	1,600	1,600

Income from continuing operations	(3,474)	(68,980)	(33,510)	(67,384)

Discontinued operations: (See note 8)
Income from discontinued operations	0	1,337	0	80,478

Net Income (loss)	($3,474)	($67,643)	($33,510)	$13,094

Net loss per share from continuing operations (basic and diluted)
Basic	($0.000)	($0.003)	($0.002)	($0.003)
Diluted	($0.000)	($0.003)	($0.002)	($0.003)

Net loss per share (basic and diluted)
Basic	($0.000)	($0.003)	($0.002)	$0.001
Diluted	($0.000)	($0.003)	($0.002)	$0.001
Weighted average number of shares (See note 7)
Basic	20,900,024	20,900,024	20,900,024	20,900,024
Diluted	20,900,024	20,900,024	20,900,024	22,650,024
See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($33,510)	$13,094

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	35,072	43,258
Stock options issued for services	11,000	11,000
Translation adjustment	532	(2,420)
Decrease (Increase) in receivables	43,674	(200,661)
Decrease (Increase) in other receivables	25,720	44,998
Decrease (Increase) in prepaid expenses	2,800	(7,560)
(Decrease) Increase in accounts payable and accrued expenses	28,374	48,478
(Decrease) Increase in other payable	53,698	(47,228)
(Decrease) Increase in income taxes payable	0	(84,636)

Total Adjustments	200,870	(194,771)

Net cash provided by (used in) operations	167,360	(181,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(5,472)	0
Increase in intangible assets	(13,335)	(15,642)

Net cash used in investing activities	(18,807)	(15,642)

Net change in cash and cash equivalents	148,553	(197,319)
Cash and cash equivalents at beginning of period	828,091	971,093

Cash and cash equivalents at end of period	$976,644	$773,774

Supplemental cash flows disclosures:
Income tax payments	$1,600	$10,600

Non cash investing and financing activities:
Stock issued for services	$11,000	$11,000

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	June 30, 2005
	(Unaudited)	December 31, 2004
Common stock, number of shares outstanding
Balance at beginning of period	20,900,024	20,900,024

Balance at end of period	20,900,024	20,900,024

Common stock, par value $.001 (thousands of shares)
Balance at beginning of period	$20,900	$20,900

Balance at end of period	20,900	20,900

Additional paid in capital
Balance at beginning of period	1,951,203	1,929,203
Issuance of stock options for service	11,000	22,000

Balance at end of period	1,962,203	1,951,203

Cumulative foreign-exchange translation adjustment
Balance at beginning of period	(532)	1,943
Foreign currency translation	532	(2,475)

Balance at end of period	0	(532)

Retained earnings
Balance at beginning of period	242,876	284,774
Liquidation distribution	0	(517,061)
Net income (loss)	(33,510)	475,163

Balance at end of period	209,366	242,876

Total Stockholders’ Equity at end of period	$2,192,469	$2,214,447

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
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
JUNE 30, 2005 AND 2004
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
JUNE 30, 2005 AND 2004
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
JUNE 30, 2005 AND 2004
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

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
Note 2 – Property and Equipment
     A summary is as follows:

	June 30, 2005	December 31, 2004
Building and improvements	$659,688	$655,688
Land	400,000	400,000
Machinery and equipment	218,537	217,065
Automobiles	108,067	108,067
Furniture and fixtures	64,759	64,759

	1,451,051	1,445,579
Less accumulated depreciation	(664,345)	(644,969)

	$786,706	$800,610

Note 3 – Intangible Assets
     A summary is as follows:

	June 30, 2005	December 31, 2004
Patents and Trademark costs	$506,714	$493,380
Less accumulated amortization	(135,949)	(120,254)

	$370,765	$373,126

Note 4 – Compensated Absences
     All full time regular covered employees are eligible for vacation with pay according to the following schedule: After one (1) full year of continuous full time employment five (5) days of vacation, after two (2) full years of continuous full time employment eight (8) days of vacation, after three full years of continuous full time employment twelve (12) days of vacation, after four full years of continuous full time employment sixteen (16) days of vacation, and after five full years of continuous full time employment twenty (20) days of vacation leave. The date of employment on a full time permanent basis will be considered the anniversary date for vacation purposes. When a regular full time employee has completed fifty-two (52) weeks of continuous employment he/she will be considered as having earned the aforementioned vacation benefits. At the end of each year and at termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2005 vacation liability exists in the amount of $28,401.
Note 5 – Concentration – Related Party Transactions
     The Company had three customers during the six months ended June 30, 2005. Fees charged to these customers, all related parties, were approximately $473,951. Included in accounts receivable is $217,273 from these customers as of June 30, 2005.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
Note 6 – Common Stock
     We recognize compensation expenses for non-employee stock-based compensation in accordance with SFAS No. 123. In December 2001, we issued a non-employee stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 per share, vesting over a five year period. This stock option was granted to a related party in exchange for the on-going provision of consultant services and was valued using the book value approach. At the time of grant, the book value approach best estimated the value of the services to be provided. At the date of grant, the per unit weighted-average fair value of unit options granted was $0.11. During the six months ended June 30, 2005 the Company recognized consulting expenses of $11,000 under the non-employee stock option.
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
Note 8 – Liquidating Distribution
     As of December 31, 2004 we received a liquidating distribution from Union in the amount of $517,061. We have accounted for this transaction as a reduction in the Stockholders’ Equity section of Union and as Other Income on the books of EUPA.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the December 31, 2004 consolidated financial statements and notes thereto (the 2004 Consolidated Financial Statements), along with the MD&A included in EUPA’s 2004 Annual Report on Form 10-KSB for the period ended December 31, 2004 and the Quarterly Reports on Form 10-QSB for the periods ended June 30, 2004, September 30, 2004 and March 31, 2005, filed separately with the SEC. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

     Our business has been structured around developing and promoting TKE’s products in the United States (“U.S.”). Our activities have included acting as the information center for TKE and its products, conducting market research, designing products and enhancements, performing research and development of products, cultivating and supporting relationships with brand name distributors and other customers and increasing U.S. sales. We also provide sales and customer support services to TKE’s subsidiaries, Tsann Kuen China (Shanghai) Enterprises Ltd. (“TKS”), Tsann Kuen (Zhangzhou) Enterprise Co. Ltd. (“TKL”) and Tsann Kuen (China) Enterprise Co., Ltd. (“TKC”), each of which are corporations organized and existing in the People’s Republic of China.

     We have sales and customer support service agreements with each of TKS, TKL and TKC. We charge each of TKS, TKL and TKC sales and customer support fees based on the fully-burdened costs we incur in providing these services plus a mark-up. Our fully-burdened costs include salaries and other personnel expenses, such as travel and travel-related expenses, operating and overhead expenses, such as office space, administrative services, office supplies and equipment. Our costs are allocated among TKS, TKL and TKC on a reasonable cost allocation basis. We periodically review our fee formula with each party to assure that it is consistent with industry standards and customs. During the six months period ended June 30, 2005, our mark-up was 2% for each of TKS and TKL. There was no mark-up for TKC, as no sales and customer support services were provided during the six months ended June 30, 2005.

     During the six month period ended June 30, 2005, sales and customer support fees charged to TKS and TKL were $85,406 and $371,740, respectively. These fees are included in accounts receivable. We carry relatively large accounts receivable, as the customer payment period is long, approximately 90 days. We invoice each of TKE, TKS and TKL on a quarterly basis for services provided during the preceding calendar quarter and payments are due 90 days after receipt of the invoice.

     We also receive revenues for research and development services and patent fiduciary and administration services we provide to TKE. We have a research and development services agreement and a patent fiduciary and administration services agreement with TKE. Fees for these services are calculated in the same manner as fees for sales and customer support services, on our fully-burdened costs incurred in the provision of these services plus a mark-up. During the six months ended June 30, 2005, our mark-up was 5% for research and development services and 2% for patent fiduciary and administration services. Fees charged to TKE during the six months ended June 30, 2005, were $0 for research and development services and $16,805 for patent fiduciary and administration services. These fees are included in accounts receivable, having the same customer payment period as fees for sales and customer support services.

Trends, Events and Uncertainties

     We have been assessing business operations and strategy. In light of the results of this assessment, we may consider and implement a broad range of business initiatives and strategic alternatives. These may include, without limitation, new business initiatives, strategic transactions and other business efficiencies.

Results of Operations

     Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

	June 30, 2005	June 30, 2004
Revenue	$474,058	$513,366
Selling Expense	15,970	52,116
General Expense	520,518	558,845
Income (loss) from operations	$(62,430)	$(97,595)

Revenue from Fee Income

     During the six months ended June 30, 2005, revenue from fee income was $474,058 down from $513,366 in the second quarter of 2004. The decrease in fee income was attributed to the decrease in the amount of sales and customer support, research and development and patent fiduciary administration services provided to TKE.

General and Administrative Expenses

     General and administrative expenses were $520,518 for the six months ended June 30, 2005 compared with $558,845 in the second quarter of 2004. These expenses included accounting fees, amortization and depreciation expenses, wages and salaries and legal professional service expenses. The decrease in general and administrative expenses was largely attributed to the decrease in general expenses incurred for services provided to TKE. The income (loss) from operations was $(62,430) and $(97,595) for the six months ended June 30, 2005 and 2004, respectively, which was a result of the decrease in the amount of selling expense and general expense for the six months ended June 30, 2005.

     Non-operating income for the six months ended June 30, 2005 was $30,520 compared with $31,811 in the second quarter of 2004. Included in non-operating income was $1,414 of interest income, $29,638 of rental income, for the six months ended June 30, 2005. During the six months ended June 30, 2004, there was $1,366 of interest income, $29,676 of rental income, and $769 of other income. There was $1,600 income tax expenses recognized on our pre-tax income for both the six months ended June 30, 2005 and 2004.

     For the six months ended June 30, 2005 we realized a net loss of $(33,510) compared to a net income of $13,094 for the six months ended June 30, 2004. The increase in net loss was a result of the decrease in income from discontinued operations.

Liquidity and Capital Resources

     Our primary source of liquidity as of June 30, 2005 is our cash on hand. Net cash provided by operations for the six months ended June 30, 2005 was $167,360, as compared to net cash used in operations of $(181,677) during the same period in 2004. The increase in net cash provided by operating activities was a result of the significant decrease in accounts receivable. Our cash and cash equivalents were $976,644 and $828,091 as of June 30, 2005 and December 31, 2004, respectively. Our current assets totaled $1,206,793 and $1,130,434 on June 30, 2005 and December 31, 2004, respectively. Our current liabilities were $176,065 and $93,993 on June 30, 2005 and December 31, 2004, respectively. Working capital was $1,030,728 and $1,036,441 as of June 30, 2005 and December 31, 2004, respectively.

     Net cash used in investing activities totaled $(18,807), for the six months ended June 30, 2005, which consisted of the costs associated with obtaining patent rights and fixed assets, compared with $(15,642) for the six months ended June 30, 2004. The net cash change was $148,533 and $(197,319) for the second quarter of 2005 and 2004, respectively.

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

Risks Relating to Resignation of Tsan-Kuen Wu

     On March 11, 2005, Tsan-Kuen Wu resigned from his positions as our President, Chief Executive Officer and Chairman of the Board of Directors, amidst two criminal proceedings involving alleged securities law violations and fraud in Taiwan. Mr. Wu is also the founder and Chairman of TKE. In one proceeding, Mr. Wu was convicted, on December 31, 2004, of manipulating the stock price of Sunfar Computer Co., Ltd. and sentenced to prison for 1½ years. Mr. Wu’s prison sentence was suspended pending the outcome of a final appeal. In the second on-going proceeding, on November 11, 2004, Mr. Wu was indicted on charges of publicly offering shares of common stock of EUPA without first obtaining the necessary governmental approvals and securities fraud. We believe that the resolution of these legal proceedings, and resulting negative publicity, may negatively impact our business. However, Mr. Wu currently has no plans to resign from his position as chairman of TKE, and, as TKE’s management is not dependent on Mr. Wu, we do not expect the impact of Mr. Wu’s indictment to significantly impact EUPA’s business.

Negative Publicity May Adversely Affect Our Business

     As a result of the criminal proceedings against Mr. Wu, TKE and EUPA could become the subject of negative publicity. This negative publicity could bring regulatory scrutiny upon EUPA. Continuing negative publicity for TKE, as well as for EUPA, could have a material adverse effect on our results of operations and liquidity and the market price of our publicly traded securities.

TKE Controls Our Business

     TKE owns more than 50% of our outstanding capital stock. As a result, TKE is able to control our business and affairs and our board of directors. The interests of TKE may not necessarily be consistent with the interests of our other shareholders.

We Are Dependent On TKE for Our Sales and Other Revenues and Capital Requirements

     As TKE is our sole customer, any changes in its business, financial condition or liquidity could have a material impact on our ability to operate our business. The market segments in which TKE competes are intensely competitive, and TKE has many competitors in the manufacturing and retail services industries. Many of TKE’s current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than TKE. They may be able to secure comparable merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. Competitors in the manufacturing industry may be able to devote more resources to new product introductions, features and enhancements, and research and development than we or TKE do. Competitors in the retail industry also may be able to devote more resources to sales and marketing than we or TKE do.

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

We May Experience Significant Fluctuations in Our Operating Results and Rate of Growth

     Due to our limited operating history, our evolving business model, and the unpredictability of TKE’s business, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of future net sales and rate of growth. Our expenses and investments are to a large extent fixed. We may not be able to adjust our spending quickly enough if our or TKE’s net sales fall short of our expectations.

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

Item 3. Controls and Procedures

     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

(b) Reports on Form 8-K.

     We filed a Form 8-K on July 26, 2005 reporting an event pursuant to Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUPA INTERNATIONAL CORPORATION

(Registrant)

Date: August 15, 2005

/s/ Yuan-Chung Tsai
Yuan-Chung Tsai
President and Chief Executive Officer

Date: August 15, 2005

/s/ Kung-Chieh Huang
Kung-Chieh Huang
Chief Financial Officer