Form 10QSB
period 2005-09-30
EUPA INTERNATIONAL CORP /NV/
filed 2005-11-14
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     20,900,024 shares of common stock, par value $0.001, were outstanding as of November 10, 2005.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2005
	(Unaudited)	December 31, 2004
ASSETS

Current Assets
Cash and cash equivalents	$963,568	$828,091
Accounts receivable, related parties, net	90,292	260,947
Other receivable, related parties	20	29,656
Prepaid expenses	15,614	11,740

Total Current Assets	1,069,494	1,130,434

Fixed Assets
Property, furniture and equipment (net)	781,866	800,610

Total Fixed Assets	781,866	800,610

Other Assets
Intangible assets, net	368,512	373,126
Deposits	8,370	8,370

Total Other Assets	376,882	381,496

Total Assets	$2,228,242	$2,312,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$51,705	$57,860
Other payable, related parties	88,429	36,133

Total Current Liabilities	140,134	93,993
Deposits payable	4,100	4,100

Total Liabilities	144,234	98,093

Stockholders’ Equity
Common stock, $.001 par value, 25,000,000 shares authorized, 20,900,024 issued and outstanding	20,900	20,900
Additional paid in capital	1,967,703	1,951,203
Other comprehensive income (loss)	0	(532)
Retained earnings	95,405	242,876

Total Stockholders’ Equity	2,084,008	2,214,447

Total Liabilities and Stockholders’ Equity	$2,228,242	$2,312,540

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Fee income	$175,466	$212,274	$649,524	$725,640

Total revenue	175,466	212,274	649,524	725,640

Selling expenses	1,042	6,197	17,012	58,313

Gross profit	174,424	206,077	632,512	667,327

General and administrative expenses	307,203	240,067	827,721	798,912

Income (loss) from operations	(132,779)	(33,990)	(195,209)	(131,585)

Other (income) expense
Interest income	(2,122)	(679)	(3,536)	(2,045)
Rental income	(16,696)	(15,365)	(46,334)	(45,041)
Liquidating distribution	0	(517,060)	0	(517,060)
Miscellaneous	0	(100)	532	(869)

Total other (income) expense	(18,818)	(533,204)	(49,338)	(565,015)

Income (loss) before income taxes	(113,961)	499,214	(145,871)	433,430

Provision for income taxes	0	1,898	1,600	3,498

Income from continuing operations	(113,961)	497,316	(147,471)	429,932

Discontinued operations: (See note 8)

Income from discontinued operations	0	998	0	81,476

Net Income (loss)	($113,961)	$498,314	($147,471)	$511,408

Net loss per share from continuing operations (basic and diluted)
Basic	($0.005)	$0.024	($0.007)	$0.021
Diluted	($0.005)	$0.022	($0.007)	$0.019

Net loss per share (basic and diluted)
Basic	($0.005)	$0.024	($0.007)	$0.024
Diluted	($0.005)	$0.022	($0.007)	$0.023

Weighted average number of shares (See note 7)
Basic	20,900,024	20,900,024	20,900,024	20,900,024
Diluted	20,900,024	22,450,000	20,900,024	22,450,000
See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($147,471)	$511,408

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	47,768	64,258
Stock options issued for services	16,500	16,500
Translation adjustment	532	(2,476)
Liquidating distribution	0	(517,060)
Decrease (Increase) in receivables	170,655	201,004
Decrease (Increase) in other receivables	29,636	29,720
Decrease (Increase) in prepaid expenses	(3,874)	(18,152)
(Decrease) Increase in accounts payable and accrued expenses	(6,155)	(7,426)
(Decrease) Increase in other payable	52,296	23,770
(Decrease) Increase in income taxes payable	0	(84,636)

Total Adjustments	307,358	(294,498)

Net cash provided by (used in) operations	159,887	216,910

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(5,472)	0
Increase in intangible assets	(18,938)	(30,060)

Net cash used in investing activities	(24,410)	(30,060)

Net change in cash and cash equivalents	135,477	186,850

Cash and cash equivalents at beginning of period	828,091	971,093

Cash and cash equivalents at end of period	$963,568	$1,157,943

Supplemental cash flows disclosures:
Income tax payments	$1,600	$23,655

Non cash investing and financing activities:

Stock issued for services	$16,500	$16,500

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	September 30, 2005
	(Unaudited)	December 31, 2004
Common stock, number of shares outstanding
Balance at beginning of period	20,900,024	20,900,024

Balance at end of period	20,900,024	20,900,024

Common stock, par value $.001 (thousands of shares)
Balance at beginning of period	$20,900	$20,900

Balance at end of period	20,900	20,900

Additional paid in capital
Balance at beginning of period	1,951,203	1,929,203
Issuance of stock options for service	16,500	22,000

Balance at end of period	1,967,703	1,951,203

Other comprehensive income (loss)
Balance at beginning of period	(532)	1,943
Foreign currency translation	532	(2,475)

Balance at end of period	0	(532)

Retained earnings
Balance at beginning of period	242,876	284,774
Liquidation distribution	0	(517,061)
Net income (loss)	(147,471)	475,163

Balance at end of period	95,405	242,876

Total Stockholders’ Equity at end of period	$2,084,008	$2,214,447

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
Note 1 — Accounting Policies
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
SEPTEMBER 30, 2005 AND 2004
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
SEPTEMBER 30, 2005 AND 2004
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
Note 2 — Property and Equipment
     A summary is as follows:

	September 30, 2005	December 31, 2004

Building and improvements	$659,688	$655,688
Land	400,000	400,000
Machinery and equipment	218,537	217,065
Automobiles	108,067	108,067
Furniture and fixtures	64,759	64,759

	1,451,051	1,445,579
Less accumulated depreciation	(669,185)	(644,969)

	$781,866	$800,610

Note 3 — Intangible Assets
     A summary is as follows:

	September 30, 2005	December 31, 2004

Patents and Trademark costs	$512,316	$493,380
Less accumulated amortization	(143,804)	(120,254)

	$368,512	$373,126

Note 4 — Compensated Absences
     All full time regular covered employees are eligible for vacation with pay according to the following schedule: After one (1) full year of continuous full time employment five (5) days of vacation, after two (2) full years of continuous full time employment eight (8) days of vacation, after three full years of continuous full time employment twelve (12) days of vacation, after four full years of continuous full time employment sixteen (16) days of vacation, and after five full years of continuous full time employment twenty (20) days of vacation leave. The date of employment on a full time permanent basis will be considered the anniversary date for vacation purposes. When a regular full time employee has completed fifty-two (52) weeks of continuous employment he/she will be considered as having earned the aforementioned vacation benefits. At the end of each year and at termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2005 vacation liability exists in the amount of $30,580.
Note 5 — Concentration — Related Party Transactions
     The Company had three customers during the nine months ended September 30, 2005. Fees charged to these

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
customers, all related parties, were approximately $649,524. Included in accounts receivable is $90,292 from these customers as of September 30, 2005.
Note 6 — Common Stock
     We recognize compensation expenses for non-employee stock-based compensation in accordance with SFAS No. 123. In December 2001, we issued a non-employee stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 per share, vesting over a five year period. This stock option was granted to a related party in exchange for the on-going provision of consultant services and was valued using the book value approach. At the time of grant, the book value approach best estimated the value of the services to be provided. At the date of grant, the per unit weighted-average fair value of unit options granted was $0.11. During the nine months ended September 30, 2005 the Company recognized consulting expenses of $16,500 under the non-employee stock option.
Note 7 — Earnings Per Share
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
Note 8 — Liquidating Distribution
     As of December 31, 2004 we received a liquidating distribution from Union in the amount of $517,061. We have accounted for this transaction as a reduction in the Stockholders’ Equity section of Union and as Other Income on the books of EUPA.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the December 31, 2004 consolidated financial statements and notes thereto (the 2004 Consolidated Financial Statements), along with the MD&A included in EUPA’s 2004 Annual Report on Form 10-KSB for the period ended December 31, 2004 and the Quarterly Reports on Form 10-QSB for the periods ended September 30, 2004, March 31, 2005 and June 30, 2005, filed separately with the SEC. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.
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

\

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
     We have sales and customer support service agreements with each of TKS, TKL and TKC. We charge each of TKS, TKL and TKC sales and customer support fees based on the fully-burdened costs we incur in providing these services plus a mark-up. Our fully-burdened costs include salaries and other personnel expenses, such as travel and travel-related expenses, operating and overhead expenses, such as office space, administrative services, office supplies and equipment. Our costs are allocated among TKS, TKL and TKC on a reasonable cost allocation basis. We periodically review our fee formula with each party to assure that it is consistent with industry standards and customs. During the nine months period ended September 30, 2005, our mark-up was 2% for each of TKS and TKL. There was no mark-up for TKC, as no sales and customer support services were provided during the nine months ended September 30, 2005.
     During the nine month period ended September 30, 2005, sales and customer support fees charged to TKS and TKL were $111,888 and $512,979, respectively. These fees are included in accounts receivable. We carry relatively large accounts receivable, as the customer payment period is long, approximately 90 days. We invoice each of TKE, TKS and TKL on a quarterly basis for services provided during the preceding calendar quarter and payments are due 90 days after receipt of the invoice.
     We also receive revenues for research and development services and patent fiduciary and administration services we provide to TKE. We have a research and development services agreement and a patent fiduciary and administration services agreement with TKE. Fees for these services are calculated in the same manner as fees for sales and customer support services, on our fully-burdened costs incurred in the provision of these services plus a mark-up. During the nine months ended September 30, 2005, our mark-up was 5% for research and development services and 2% for patent fiduciary and administration services. Fees charged to TKE during the nine months ended September 30, 2005, were $0 for research and development services and $24,454 for patent fiduciary and administration services. These fees are included in accounts receivable, having the same customer payment period as fees for sales and customer support services.
Trends, Events and Uncertainties
     We have been assessing business operations and strategy. In light of the results of this assessment, we may consider and implement a broad range of business initiatives and strategic alternatives. These may include, without limitation, new business initiatives, strategic transactions and other business efficiencies.
Results of Operations
Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

	September 30, 2005	September 30, 2004
Revenue	$649,524	$725,640
Selling Expense	17,012	58,313
General Expense	827,721	789,912
Income (loss) from operations	$(195,209)	$(131,585)
Revenue from Fee Income
     During the nine months ended September 30, 2005, revenue from fee income was $649,524 down from $725,640 in the third quarter of 2004. The decrease in fee income was attributed to the decrease in the amount of sales and customer support and patent fiduciary administration services provided to TKS and TKL.
General and Administrative Expenses
     General and administrative expenses were $827,721 for the nine months ended September 30, 2005 compared with $789,912 in the third quarter of 2004. These expenses included accounting fees, amortization and depreciation expenses, wages and salaries and legal and other professional service expenses. The increase in general and administrative expenses was largely attributed to the increase in professional service fees. The income (loss) from operations was $(195,209) and $(131,585) for the nine months ended September 30, 2005 and 2004, respectively, which was a result of the decrease in the amount of sales and customer support and patent fiduciary administration services provided to TKE for the nine months ended September 30, 2005.
     Non-operating income for the nine months ended September 30, 2005 was $49,338 compared with $565,015 in the third quarter of 2004. Included in non-operating income was $3,536 of interest income, $46,334 of rental income, for the nine months ended September 30, 2005. During the nine months ended September 30, 2004, there was $2,045 of interest income, $45,041 of rental income, and $517,060 from liquidating distribution. There was $1,600 and $3,498 income tax expenses recognized on our pre-tax income for the nine months ended September 30, 2005 and 2004, respectively.
     For the nine months ended September 30, 2005 we realized a net loss of $(147,471) compared to a net income of $511,408 for the nine months ended September 30, 2004. The increase in net loss was a result of the decrease in income from discontinued operations.
Liquidity and Capital Resources
     Our primary source of liquidity as of September 30, 2005 is our cash on hand. Net cash provided by operations for the nine months ended September 30, 2005 was $159,887, as compared to net cash used in operations of $216,910 during the same period in 2004. The decrease in net cash provided by operating activities was a result of the decrease in net income. Our cash and cash equivalents were $963,568 and $828,091 as of September 30, 2005 and December 31, 2004, respectively. Our current assets totaled $1,069,494 and $1,130,434 on September 30, 2005 and December 31, 2004, respectively. Our current liabilities were $140,134 and $93,993 on September 30, 2005 and December 31, 2004, respectively. Working capital was $929,360 and $1,036,441 as of September 30, 2005 and December 31, 2004, respectively.
     Net cash used in investing activities totaled $(24,410), for the nine months ended September 30, 2005, which consisted of the costs associated with obtaining patent rights and fixed assets, compared with $(30,060) for the nine months ended September 30, 2004. The net cash change was $135,477 and $186,850 for the third quarter of 2005 and 2004, respectively.
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
Item 3. Controls and Procedures
     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
     In its Quarterly Reports on Form 10-QSB dated March 30, 2005 and June 30, 2005, EUPA reported that it was a party to a product liability lawsuit arising in the ordinary course of business. EUPA is no longer a party to that lawsuit, as the United States District Court for the District of Maryland issued an order dismissing TK USA as a defendant in that lawsuit on August 1, 2005.
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
EUPA INTERNATIONAL CORPORATION
(Registrant)

Date: November 14, 2005	/s/ Yuan-Chung Tsai
Yuan-Chung Tsai
President and Chief Executive Officer

Date: November 14, 2005	/s/ Kung-Chieh Huang
Kung-Chieh Huang
Chief Financial Officer