Form 10KSB/A
period 2004-12-31
EUPA INTERNATIONAL CORP /NV/
filed 2006-03-10
CIK 1084382

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A (No.2)
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
Registrant’s telephone number, including area code: 626-793-2688
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     The issuer’s revenues for its most recent fiscal year were $915,456.
     The aggregate market value of the voting common stock held by non-affiliates was $552,002, based upon the closing price on March 11, 2005.
     The number of shares of common stock outstanding as of March 11, 2005 was 20,900,024.

EXPLANATORY NOTE
     This Amendment No. 2 on Form 10-KSB (“Form 10-KSB/A (No. 2)”) to our Annual Report on Form 10-KSB for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005 and amended on November 28, 2005 (“Original Filing”), reflects a restatement of the Consolidated Financial Statements of EUPA International Corporation as discussed in Notes G, H, I and M to the Consolidated Financial Statements.
     This Form 10-KSB/A (No. 2) only amends and restates Items 1, 6 and 7 of Part II of the Original Filing and we have revised language in these Items from the Original Filing to reflect the restatement of our Consolidated Financial Statements. In response to a comment letter from the SEC, we have restated our Consolidated Financial Statements to correct errors in prior financial periods relating to an over accrual of income tax liability and a liquidating distribution from our wholly-owned subsidiary, Union Channel, Ltd., to us. No other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the initial Original Filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the initial filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s reports filed with the SEC subsequent to the initial filing of the Original Filing, including the Quarterly Reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, which have previously been filed. In addition, the exhibit list in Item 13 of Part IV has not been updated except to reflect that an updated consent of our independent registered public accounting firm and currently dated certifications from our President and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Form 10-KSB/A (No. 2) as Exhibits 23, 31.1, 31.2, 32.1 and 32.2.
     With this filing, we have amended the Original Filing. As such, the consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 contained in the Original Filing should no longer be relied upon. In addition, as we are concurrently amending the consolidated financial information contained in the Company’s quarterly reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, as previously filed, such original filings should no longer be relied upon either.
FACTORS THAT MAY AFFECT FUTURE RESULTS
     This Annual Report on Form 10-KSB/A (No. 2) contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding our expected revenues and revenue growth rate in 2005. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Factors That May Affect Future Results.” We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.
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
Available Information
     Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available as soon as reasonably practical after such reports are electronically filed with, or furnished to, the SEC. All of these documents are available in print without charge to shareholders upon request. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference rooms in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.
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
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the restatement of our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-KSB/A (No. 2). We have revised language in the MD&A from the Original Filing only to reflect the restatement of our consolidated financial statements and, in accordance with APB Opinion No. 20, “Accounting Changes,” correction of errors in prior financial periods relating to the over accrual of income tax liability and the liquidating distribution from our wholly-owned subsidiary, Union, to us. No other information has been amended or updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.
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
     Non-operating income (loss) for 2004 was $64,686 compared with $73,381 for 2003. Included in non-operating income (loss) was $2,957 of interest income, $60,668 of rental income and $1,061 of other income. During 2003, there was $5,157 of interest income, $64,325 of rental income, and $3,908 of other income. There was $1,600 and $7,040 in income tax expenses recognized on our pre-tax income for 2004 and 2003, respectively.
     In connection with the liquidation of Union, we originally recorded a liquidating distribution of $517,061 as other income to us and as a reduction in stockholder’s equity of Union. As a result, we showed net income in the year 2004 of $475,163. In order to correct this error, we have removed the transfer-related accountings between our wholly-owned subsidiary and us resulting from the dissolution of Union. The transfer of cash from Union to us, as the parent corporation, should not have had any effect on our financial statements and we have, accordingly, decreased other income by $517,061. As restated, in 2004 we realized a net income (loss) of $(495,020) compared to a net income of $77,776 in 2003.
     In 2002, we had over accrued income tax liability in the amount of $79,996. We have accounted for the reversal of the income tax accrual as a correction of an error in a prior financial period. The effect of this correction was an increase in retained earnings by $79,996 for 2003.
     The effect of the restatement of the consolidated financial statements on net income was an increase in 2002 of $79,996 and a decrease in 2004 of $597,057. There was no effect on stockholders’ equity. The following table presents the effects of the restatement of the consolidated financial statements on stockholders’ equity for 2004 and 2003:

	2004	2003
	(Restated)	(Restated)

Retained earnings at beginning of year	$364,770	$206,998
Adjustments	0	79,996

Net income, as restated	(121,894)	77,776

Retained earnings at end of year	$(242,876)	$364,770

Liquidity and Capital Resources
     Our primary source of liquidity is our cash on hand. Net cash used in operations in 2004 was $95,760, as compared to net cash used in operations of $2,100,417 in 2003. The decrease in net cash used in operating activities was a result of the significant reduction in accounts receivable. Our cash and cash equivalents were $828,091 and $971,093 in 2004 and 2003, respectively. Our current assets totaled $1,130,434 and $1,304,694 in 2004 and 2003, respectively. Our current liabilities were $93,993 and $206,897 in 2004 and 2003, respectively. Working capital was $1,036,441 and $1,097,797 in 2004 and 2003, respectively.
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
Forward-Looking Statements
     This Annual Report on Form 10-KSB/A No. 2 includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, made in this Annual Report Form 10-KSB/A No. 2 are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, the rate of growth of the economy in general, customer spending patterns, changes in customer demand for TKE’s products, effectiveness of marketing programs, our success in designing and developing products, our research and development costs, the length of development and product acceptance cycles, world events, the amount that we invest in new business opportunities and the timing of those investments, competition, the degree to which we enter into commercial agreements and strategic transactions and maintain and develop commercial relationships, foreign exchange risks, seasonality, international growth and expansion and changes in laws and regulations. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in “Additional Factors That May Affect Future Results,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Summary of Lichter, Yu & Associates Fees for Professional Services Rendered

	Years Ended December 31,
	2004	2003
Audit Fees (1)	$45,875	$60,542
Audit-Related Fees	0	0
Tax Fees	0	3,143
All Other Fees	0	0

	$45,875	$63,685

1)	Services relating to audit of the annual consolidated financial statements, review of quarterly financial statements, consents and assistance with the review of documents filed with the SEC.
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

EUPA INTERNATIONAL CORPORATION

By	/s/ Yuan-Chung Tsai

Yuan-Chung Tsai
President and Chief Executive Officer
Dated March 10, 2006
     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Yuan-Chung Tsai	President, Chief Executive Officer and Director	March 10, 2006
Yuan-Chung Tsai

/s/ Kung-Chieh Huang	Chief Financial Officer and Director	March 10, 2006
Kung-Chieh Huang

/s/ Victor Yang	Director	March 10, 2006
Victor Yang

/s/ Te-Jung Chien	Director	March 10, 2006
Te-Jung Chien

/s/ Hsing Chuang	Director	March 10, 2006
Hsing Chuang

EUPA International Corporation
And Subsidiaries
Consolidated Financial Statements
December 31, 2004 and 2003
(Restated)

Page
Independent Auditor’s Report	F-1
Financial Statements:
Statements of Financial Position	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Statements of Stockholders’ Equity	F-5
Notes to Financial Statements	F-6-17

INDEPENDENT AUDITOR’S REPORT
To the Board of Directors
EUPA International Corporation and Subsidiaries
Pasadena, California
We have audited the consolidated statements of financial position of EUPA International Corporation and its subsidiaries as of December 31 2004 and 2003, and the related consolidated statements of operations and stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Union Channel, Ltd., a wholly owned subsidiary, which statements reflect total assets and revenues of 0% and 0% for 2004 and 21% and 0% for 2003, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Union Channel, Ltd., is based solely on the report of the other auditors.
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
In our opinion, based on our audit and the report of the other auditor, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of EUPA International Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America and International auditing guidelines.
As discussed in Notes G, H, I and L to the consolidated financial statements, EUPA International Corporation has restated its consolidated financial statements to correct errors related to the over accrual of income tax in 2002 and the liquidating distribution of Union Channel, Ltd. in 2004. The effect on net income is an increase in 2002 of $79,996 and a decrease in 2004 of $597,057.
/s/ Lichter, Yu & Associates
February 28, 2005, except for Notes G, H, I and M, as to which the date is January 31, 2006
San Diego, California

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2004 AND 2003
(RESTATED)

	2004	2003
ASSETS

Current Assets
Cash and cash equivalents	$828,091	$971,093
Accounts receivable, related parties, net	260,947	272,680
Other receivable, related parties	29,656	60,921
Prepaid expenses	11,740	0

Total Current Assets	1,130,434	1,304,694

Fixed Assets
Property, furniture and equipment (net)	800,610	854,768

Total Fixed Assets	800,610	854,768

Other Assets
Intangible assets, net	373,126	359,981
Deposits	8,370	8,370

Total Other Assets	381,496	368,351

Total Assets	$2,312,540	$2,527,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$57,860	$29,585
Other payable, related parties	36,133	172,672
Income taxes payable	0	4,640

Total Current Liabilities	93,993	206,897

Deposits payable	4,100	4,100

Total Liabilities	98,093	210,997

Stockholders’ Equity
Common stock, $.001 par value, 25,000,000 shares authorized, 20,900,024 issued and outstanding	20,900	20,900
Additional paid in capital	1,951,203	1,929,203
Cumulative foreign-exchange translation adjustment	(532)	1,943

Retained earnings, January 1 (as previously reported)		206,998
Adjustments (See Note M)		79,996

Retained earnings restated, January 1	364,770	286,994

Net income (loss)	(121,894)	77,776

Retained earnings, December 31	242,876	364,770

Total Stockholders’ Equity	2,214,447	2,316,816

Total Liabilities and Stockholders’ Equity	$2,312,540	$2,527,813

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(RESTATED)

	2004	2003
Fee income	$915,456	$960,462

Total revenue	915,456	960,462
Selling expenses	11,591	7,307

Gross profit	903,865	953,155

General and administrative expenses	1,090,325	952,318

Income (loss) from operations	(186,460)	837

Other (income) expense
Interest income	(2,957)	(5,157)
Rental income	(60,668)	(64,325)
Penalty and interest	0	9
Miscellaneous	(1,061)	(3,908)

Total other (income) expense	(64,686)	(73,381)

Income (loss) before income taxes	(121,774)	74,218

Provision for income taxes	1,600	7,040

Income from continuing operations	(123,374)	67,178

Discontinued operations: (See note I)
Income from discontinued operations	1,480	10,598

Net Income (loss)	$(121,894)	$77,776

Net loss per share from continuing operations (basic and diluted)
Basic	$(0.006)	$0.003
Diluted	$(0.006)	$0.003

Net loss per share (basic and diluted)
Basic	$(0.006)	$0.004
Diluted	$(0.006)	$0.003

Weighted average number of shares (See note F)
Basic	20,900,024	20,900,024
Diluted	20,900,024	22,650,024
See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(RESTATED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(121,894)	$77,776

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	85,780	89,151
Stock options issued for services	22,000	22,000
Decrease (Increase) in receivables	11,733	2,837,802
Decrease (Increase) in other receivables	31,265	(60,921)
Decrease (Increase) in prepaid expenses	(11,740)	0
(Decrease) Increase in accounts payable and accrued expenses	28,275	(4,744,980)
(Decrease) Increase in other payable	(136,539)	(375,200)
(Decrease) Increase in income taxes payable	(4,640)	53,955

Total Adjustments	26,134	(2,178,193)

Net cash provided by (used in) operations	(95,760)	(2,100,417)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,037)	(27,522)
Increase in intangible assets	(43,730)	(51,566)

Net cash used in investing activities	(44,767)	(79,088)

Effect of exchange rate change on cash	(2,475)	1,943

Net change in cash and cash equivalents	(143,002)	(2,177,562)

Cash and cash equivalents at beginning of year	971,093	3,148,655

Cash and cash equivalents at end of year	$828,091	$971,093

Supplemental cash flows disclosures:
Income tax payments	$25,890	$800

Non cash investing and financing activities:

Stock issued for services	$22,000	$22,000

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
DECEMBER 31, 2004 AND 2003
(RESTATED)

	2004	2003
Common stock, number of shares outstanding
Balance at beginning of year	20,900,024	20,900,024

Balance at end of year	20,900,024	20,900,024

Common stock, par value $.001 (thousands of shares)
Balance at beginning of year	$20,900	$20,900

Balance at end of year	20,900	20,900

Additional paid in capital
Balance at beginning of year	1,929,203	1,914,203
Issuance of stock options for service	22,000	22,000
Write-off of stock subscription receivable	0	(7,000)

Balance at end of year	1,951,203	1,929,203

Stock subscription receivable
Balance at beginning of year	0	(7,000)
Write-off of stock subscription	0	7,000

Balance at end of year	0	0

Cumulative foreign-exchange translation adjustment
Balance at beginning of year	1,943	0
Foreign currency translation	(2,475)	1,943

Balance at end of year	(532)	1,943

Retained earnings
Balance at beginning of year	364,770	206,998
Adjustment	0	79,996
Net income (loss)	(121,894)	77,776

Balance at end of year	242,876	364,770

Total Stockholders’ Equity at end of year	$2,214,447	$2,316,816

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Restated)
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

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Restated)
NOTE B Summary of Significant Accounting Policies (Continued)
depreciation or amortization is removed from the respective accounts, and the resulting gain or loss is credited or charges to income. Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

Building and improvements	15 to 60 years
Automobiles	4 to 6 years
Machinery and equipment	5 to 12 years
Furniture and fixtures	7 years
     Intangible Assets:
The Company only capitalizes legal and filing fees associated with the registration of internally-developed patents and trademarks in accordance with Accounting Principles Board Opinion (“APB”) No. 17.
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
Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less. The Company tests such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired.
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
As of December 31, 2004 and December 31, 2003, the exchange rates between the Hong Kong dollar and the U.S. dollar was HK$1=US$0.1286 and US$0.1288 and the average exchange rate for the period ended December 31, 2004 and December 31, 2003 was HK$1=US$0.12836 and US$0.12845. Total translation adjustment recognized as of December 31, 2004 and 2003 is ($532) and $1,943 respectively.
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

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Restated)
NOTE B Summary of Significant Accounting Policies (Continued)
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

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Restated)
NOTE B Summary of Significant Accounting Policies (Continued)
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

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Restated)
NOTE B Summary of Significant Accounting Policies (Continued)
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
December 31, 2004 and 2003
(Restated)
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
NOTE G Income Taxes:
The geographic distribution of income (loss) before income taxes is as follows:

	2004	2003
Domestic	$(123,374)	$67,178
International	1,480	10,598

Total	$(121,894)	$77,776

The income tax provision consisted of the following:
Current Federal	$0	$0
State	1,600	7,040
International	0	0

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Restated)
NOTE G Income Taxes (Continued)

	2004	2003
Total Current	1,600	7,040

Deferred Federal	0	0
State	0	0
International	0	0

Total Deferred	0	0

Total Provision	$1,600	$7,040

A reconciliation of expected income taxes using the statutory federal income tax rate to the effective income tax provision is as follows:
Federal tax at the statutory rate	$0	$0
State and local income taxes, net of federal benefit	1,600	7,040
Effect of international earnings taxed at different rates	0	0
Provision adjustment from prior year	0	0

Total income tax provision	$1,600	$7,040

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

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Restated)
NOTE H Operating Segments (Continued)
     Information about operations by operating segment for 2004 is as follows:

	Sales	Research &
	Services	Development	All Others	Total
Revenues	$787,744	$92,286	$35,426	$915,456
Operating profit	79,817	(1,557)	(180,942)	(102,682)
Interest income	2,464	493	3,468	6,425
Other income	895	179	(60,668)	(61,742)
Depreciation and amortization	45,997	9,200	30,583	85,780
Other significant noncash item:
Bad debt	0	0	0	0
Identifiable assets	1,616,178	323,236	0	1,939,414
Capital expenditures for segment assets	1,037	0	43,730	44,767
Reconciliation of segment information:
Revenues:
Total revenues for all reportable segments	$880,030
Other revenues	35,426
Elimination of intersegment revenue	0

Consolidated revenue	$915,456

Profit:
Total reportable segment profit	$27,094
Other profit (loss)	(147,389)
Other unallocated amounts	0

Income (loss) before income taxes	$(120,294)

Assets:
Total assets for reportable segments	$1,252,564
Other assets	1,059,976
Other unallocated assets	0

Consolidated assets	$2,312,540

Other unallocated assets	0

Consolidated assets	$2,312,540

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Restated)
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
(Restated)
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
Discontinued Operations:

	2004	2003
Sales, net	$—	$—
Cost of sales	—	192

Gross profit	—	(192)
General and administrative expenses	1,976	4,067

Income from operations	(1,976)	(4,259)
Other (Income) Expense
Interest income	(3,456)	(14,849)
Other income	—	(8)

Total Other (Income) Expense	(3,456)	(14,857)

Income before income tax	1,480	10,598
Provision for income tax	—	—

Net income from discontinued operations	$1,480	$10,598

NOTE J Related Party Transactions:
We have agreements with each of TKE, TKL, TKS and TKC to provide sales and customer support services. We also have agreements with TKE to provide patent administration and research and development services. We believe that the terms of each of these agreements are fair and not less favorable to us than could have been obtained from unaffiliated parties.
Name of related party and relationship –

Name of related party	Relationship with the Company
Tsann Kuen Enterprise Co., Ltd. (TKE).	Parent Company
Tsann Kuen (China) Enterprise Co., Ltd. (TKC).	Affiliated Company
Tsann Kuen China (Shanghai) Enterprise Ltd. (TKS).	Affiliated Company
Tsann Kuen Hong Kong Ltd. (TKH).	Affiliated Company
Tsann Kuen China (Zhangzhou) Enterprises Ltd. (TKL)	Affiliated Company

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Restated)
NOTE J Related Party Transactions:
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
(Restated)
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
NOTE L Compensated Absences:
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
NOTE M Restated Financial Statements:
In accordance with APB Opinion No. 20 “Accounting Changes,” the Company has restated its December 31, 2004 and 2003 Consolidated Financial Statements to correct errors in prior financial periods relating to an over accrual of income tax liability and a liquidating distribution to the Company from its wholly-owned subsidiary, Union.
Income Tax Liability
The Company over accrued its income tax liability in the amount of $79,996 for Union Channel in 2002. The Company accounted for the reversal of the income tax accrual as a correction of an error in a prior financial period. The effect of this correction is an increase in retained earnings by $79,996 in 2003 and a decrease in income from discontinued operations by $79,996 in 2004.
Liquidating Distribution
In connection with the liquidation of Union, the Company originally recorded a liquidating distribution of $517,060 as other income of the Company and as a reduction in stockholder’s equity of Union. As a result, the Company realized net income in the year 2004 of $475,163. In order to correct this error, the Company has removed the transfer-related accountings between its wholly-owned subsidiary and itself resulting from the dissolution of Union. The transfer of cash from Union to the Company, as the parent corporation, should not have had any effect on the consolidated financial statements and the Company has, accordingly, decreased other income by $517,061. As restated, the Company realized a net income (loss) of $(121,894) in 2004 compared to a net income of $77,776 in 2003. This restatement had no impact on consolidated stockholders’ equity.
The effect of the restatement of the consolidated financial statements on net income is an increase in 2002 of $79,996 and a decrease in 2004 of $597,057. There was no effect on stockholders’ equity. The following table presents the effects of the restatement of the consolidated financial statements on stockholders’ equity for 2004 and 2003:

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Restated)
NOTE M Restated Financial Statements (Continued)

	2004	2003
	(Restated)	(Restated)
Retained earnings at beginning of year	$364,770	$206,998
Adjustments	0	79,996

Net income, as restated	(121,894)	77,776

Retained earnings at end of year	$(242,876)	$364,770