Form 10QSB/A
period 2005-03-31
EUPA INTERNATIONAL CORP /NV/
filed 2006-03-10
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A (No. 1)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     20,900,024 shares of common stock, par value $0.001, were outstanding as of April 22, 2005.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-QSB (“Form 10-QSB/A (No. 1)”) to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on April May 16, 2005 (“Original Filing”), reflects a restatement of the Consolidated Financial Statements of EUPA International Corporation as discussed in Note 8 to the Consolidated Financial Statements.
     This Form 10-QSB/A (No. 1) only amends and restates Items 1 and 2 of Part I of the Original Filing and we have revised language in these Items from the Original Filing to reflect the restatement of our consolidated financial statements. In response to a comment letter from the SEC, we have restated our unaudited consolidated financial statements to correct errors in prior financial periods relating to an over accrual of income tax liability and a liquidating distribution from our wholly-owned subsidiary, Union Channel, Ltd. to us. No other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the initial Original Filing or to modify or update those disclosures affected by subsequent events. In addition, the exhibit list in Item 6 of Part II has not been updated except that currently dated certifications from our President and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Form 10-QSB/A (No. 1) as Exhibits 31.1, 31.2, 32.1 and 32.2.
     With this filing, we have amended the Original Filing. As such, the consolidated financial statements contained in the Original Filing should no longer be relied upon. In addition, as we are concurrently amending the consolidated financial statements contained in the Company’s Quarterly Reports on Form 10-QSB for the periods ended June 30, 2005 and September 30, 2005 and the consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 contained in the Annual Report on Form 10-KSB/A (No. 1), as previously filed, such original filings should no longer be relied upon either.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEX

Page
Part I — Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Statements of Financial Position as of March 31, 2005 and December 31, 2004
Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and March 31, 2004
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and March 31, 2004
Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2005 and the Year Ended December 31, 2004
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
Part II — Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Other Reports on Form 8-K
Signature
Certifications
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Restated)

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

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Restated)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Fee income	$254,295	$310,913

Total revenue	254,295	310,913

Selling expenses	15,934	39,872

Gross profit	238,361	271,041

General and administrative expenses	280,512	283,428

Income (loss) from operations	(42,151)	(12,387)

Other (income) expense
Interest income	(660)	(864)
Rental income	(13,587)	(14,619)
Miscellaneous	532	(100)

Total other (income) expense	(13,715)	(15,583)

Income (loss) before income taxes	(28,436)	3,196

Provision for income taxes	1,600	1,600

Income from continuing operations	(30,036)	1,596

Discontinued operations: (See note 8)
Income from discontinued operations	0	(855)

Net Income (loss)	($30,036)	$741

Net loss per share from continuing operations (basic and diluted)
Basic	($0.001)	$0.000
Diluted	($0.001)	$0.000

Net loss per share (basic and diluted)
Basic	($0.001)	$0.000
Diluted	($0.001)	$0.000

Weighted average number of shares (See note 7)
Basic	20,900,024	20,900,024
Diluted	20,900,024	22,650,024
See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated)

	Three Months Ended
	March 31,	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($30,036)	$741

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,022	21,451
Stock options issued for services	5,500	5,500
Translation adjustment	532	0
Decrease (Increase) in receivables	(114,155)	(38,407)
Decrease (Increase) in other receivables	23,421	44,945
Decrease (Increase) in prepaid expenses	2,800	(4,360)
(Decrease) Increase in accounts payable and accrued expenses	(1,677)	(3,458)
(Decrease) Increase in other payable	(27,894)	(30,916)
(Decrease) Increase in income taxes payable	0	(4,640)

Total Adjustments	(93,451)	(9,885)

Net cash provided by (used in) operations	(123,487)	(9,144)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(5,472)	0
Increase in intangible assets	(6,989)	(4,063)

Net cash used in investing activities	(12,461)	(4,063)

Effect of exchange rate change on cash	0	(23,349)

Net change in cash and cash equivalents	(135,948)	(36,556)
Cash and cash equivalents at beginning of year	828,091	971,093

Cash and cash equivalents at end of year	$692,143	$934,537

Supplemental cash flows disclosures:
Income tax payments	$1,600	$10,600

Non cash investing and financing activities:
Stock issued for services	$5,500	$5,500

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Restated)

	March 31, 2005
	(Unaudited)	December 31, 2004
Common stock, number of shares outstanding
Balance at beginning of period	20,900,024	20,900,024

Balance at end of period	20,900,024	20,900,024

Common stock, par value $.001 (thousands of shares)
Balance at beginning of period	$20,900	$20,900

Balance at end of period	20,900	20,900

Additional paid in capital
Balance at beginning of period	1,951,203	1,929,203
Issuance of stock options for service	5,500	22,000

Balance at end of period	1,956,703	1,951,203

Cumulative foreign-exchange translation adjustment
Balance at beginning of year	(532)	1,943
Foreign currency translation	532	(2,475)

Balance at end of period	0	(532)

Retained earnings
Balance at beginning of period	242,876	364,770
Net income (loss)	(30,036)	(121,894)

Balance at end of period	212,840	242,876

Total Stockholders’ Equity at end of period	$2,190,443	$2,214,447

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

Note 3 — Intangible Assets
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
Note 8 — Restated Financial Statements
     In accordance with APB Opinion No. 20 “Accounting Changes,” the Company has restated its December 31, 2004 and June 30, 2004 and 2005 financial statements to correct errors in prior financial periods relating to an over accrual of income tax liability and a liquidating distribution to the Company from its wholly-owned subsidiary, Union.
Income Tax Liability
     The Company over accrued its income tax liability in the amount of $79,996 for Union Channel in 2002. The Company accounted for the reversal of the income tax accrual as a correction of an error in a prior financial period. The effect of this correction is an increase in retained earnings by $79,996 in 2003 and decrease in income from discontinued operation by $79,996 in 2004.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the restatement of our December 31, 2004 audited consolidated financial statements and notes thereto (the “2004 Consolidated Financial Statements”), along with the MD&A included in EUPA’s 2004 Annual Report on Form 10-KSB/A (No. 2) for the period ended December 31, 2004 filed separately with the SEC. We have revised language in the MD&A from the Original Filing only to reflect the restatement of our consolidated financial statements and, in accordance with APB Opinion No. 20, “Accounting Changes,” correction of the errors in prior financial periods relating to the over accrual of income tax liability and the liquidating distribution from our wholly-owned subsidiary, Union. No other information has been amended or updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.
     The information contained in this MD&A, other than historical information, contains “forward looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations and assumptions. This MD&A should be read in conjunction with the sections entitled “Additional Factors That May Affect Future Results” and “Forward-Looking Statements.” The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.
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
     Costs associated with research and development services include all costs incurred by the Company related to the provision of these service including, without limitation, salaries and other personnel expenses, including employee benefits; rent; depreciation of equipment; office supplies and expense; telephone; travel, including lodging and meals; and entertainment. Costs associated with patent and fiduciary services only include amortization of the legal costs and registration filing fees of the internally-developed patents and trademarks. All costs associated with research and development services and patent and fiduciary administration services are charged to general and administrative expenses.
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
Forward-Looking Statements
     This quarterly report on Form 10-QSB/A (No. 1) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, made in this quarterly report on Form 10-QSB/A (No.1) are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, the rate of growth of the economy in general, customer spending patterns, changes in customer demand for TKE’s products, effectiveness of marketing programs, our success in designing and developing products, our research and development costs, the length of development and product acceptance cycles, world events, the amount that we invest in new business opportunities and the timing of those investments, competition, the degree to which we enter into commercial agreements and strategic transactions and maintain and develop commercial relationships, foreign exchange risks, seasonality, international growth and expansion and changes in laws and regulations. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in “Additional Factors That May Affect Future Results,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

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

EUPA INTERNATIONAL CORPORATION

(Registrant)
Date: March 10, 2006

/s/ Yuan-Chang Tsai

Yuan-Chang Tsai
President and Chief Executive Officer

Date: March 10, 2006

/s/ Kung-Chieh Huang

Kung-Chieh Huang
Chief Financial Officer