Form 10QSB/A
period 2005-06-30
EUPA INTERNATIONAL CORP /NV/
filed 2006-03-10
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A (No. 1)
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
Commission file number 000-26539
EUPA International Corporation
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0409450 (IRS Employer Identification Number)

89 N. San Gabriel Boulevard, Pasadena, California (Address of principal executive offices)	91107 (Zip Code)
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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-QSB (“Form 10-QSB/A No. 1)”) to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on August 15, 2005 (“Original Filing”), reflects a restatement of the Consolidated Financial Statements of EUPA International Corporation as discussed in Note 8 to the Consolidated Financial Statements.
     This Form 10-QSB/A No. 1 only amends and restates Items 1 and 2 of Part I of the Original Filing and we have revised language in these Items from the Original Filing to reflect the restatement of our consolidated financial statements. In response to a comment letter from the SEC, we have restated our unaudited consolidated financial statements to correct errors in prior financial periods relating to an over accrual of income tax liability and a liquidating distribution from our wholly-owned subsidiary, Union Channel, Ltd. to us. No other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the initial Original Filing or to modify or update those disclosures affected by subsequent events. In addition, the exhibit list in Item 6 of Part II has not been updated except that currently dated certifications from our President and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Form 10-QSB/A (No. 1) as Exhibits 31.1, 31.2, 32.1 and 32.2.
     With this filing, we have amended the Original Filing. As such, the consolidated financial statements contained in the Original Filing should no longer be relied upon. In addition, as we are concurrently amending the consolidated financial statements contained in the Company’s Quarterly Reports on Form 10-QSB for the periods ended March 31, 2005 and September 30, 2005 and the consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 contained in the Annual Report on Form 10-KSB/A (No. 1), as previously filed, such original filings should no longer be relied upon either.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Restated)
ASSETS

	June 30, 2005
	(Unaudited)	December 31, 2004

Current Assets
Cash and cash equivalents	$976,644	$828,091
Accounts receivable, related parties, net	217,273	260,947
Other receivable, related parties	3,936	29,656
Prepaid expenses	8,940	11,740

Total Current Assets	1,206,793	1,130,434

Fixed Assets
Property, furniture and equipment (net)	786,706	800,610

Total Fixed Assets	786,706	800,610

Other Assets
Intangible assets, net	370,765	373,126
Deposits	8,370	8,370

Total Other Assets	379,135	381,496

Total Assets	$2,372,634	$2,312,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$86,234	$57,860
Other payable, related parties	89,831	36,133

Total Current Liabilities	176,065	93,993
Deposits payable	4,100	4,100

Total Liabilities	180,165	98,093

Stockholders’ Equity
Common stock, $.001 par value, 25,000,000 shares authorized, 20,900,024 issued and outstanding	20,900	20,900
Additional paid in capital	1,962,203	1,951,203
Cumulative foreign-exchange translation adjustment	0	(532)
Retained earnings	209,366	242,876

Total Stockholders’ Equity	2,192,469	2,214,447

Total Liabilities and Stockholders’ Equity	$2,372,634	$2,312,540

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Restated)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Fee income	$219,763	$202,453	$474,058	$513,366

Total revenue	219,763	202,453	474,058	513,366
Selling expenses	36	12,244	15,970	52,116

Gross profit	219,727	190,209	458,088	461,250

General and administrative expenses	240,006	275,417	520,518	558,845

Income (loss) from operations	(20,279)	(85,208)	(62,430)	(97,595)

Other (income) expense
Interest income	(754)	(502)	(1,414)	(1,366)
Rental income	(16,051)	(15,057)	(29,638)	(29,676)
Miscellaneous	0	(669)	532	(769)

Total other (income) expense	(16,805)	(16,228)	(30,520)	(31,811)

Income (loss) before income taxes	(3,474)	(68,980)	(31,910)	(65,784)

Provision for income taxes	0	0	1,600	1,600

Income from continuing operations	(3,474)	(68,980)	(33,510)	(67,384)

Discontinued operations: (See note 8)
Income from discontinued operations	0	1,337	0	482

Net Income (loss)	($3,474)	($67,643)	($33,510)	($66,902)

Net loss per share from continuing operations (basic and diluted)
Basic	($0.000)	($0.003)	($0.002)	($0.003)
Diluted	($0.000)	($0.003)	($0.002)	($0.003)

Net loss per share (basic and diluted)
Basic	($0.000)	($0.003)	($0.002)	($0.003)
Diluted	($0.000)	($0.003)	($0.002)	($0.003)

Weighted average number of shares (See note 7)
Basic	20,900,024	20,900,024	20,900,024	20,900,024
Diluted	20,900,024	20,900,024	20,900,024	22,650,024
See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated)

	Six Months Ended
	June 30,	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($33,510)	($66,902)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	35,072	43,258
Stock options issued for services	11,000	11,000
Translation adjustment	532	(2,420)
Decrease (Increase) in receivables	43,674	(200,661)
Decrease (Increase) in other receivables	25,720	44,998
Decrease (Increase) in prepaid expenses	2,800	(7,560)
(Decrease) Increase in accounts payable and accrued expenses	28,374	48,478
(Decrease) Increase in other payable	53,698	(47,228)
(Decrease) Increase in income taxes payable	0	(4,640)

Total Adjustments	200,870	(114,775)

Net cash provided by (used in) operations	167,360	(181,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(5,472)	0
Increase in intangible assets	(13,335)	(15,642)

Net cash used in investing activities	(18,807)	(15,642)

Net change in cash and cash equivalents	148,553	(197,319)
Cash and cash equivalents at beginning of period	828,091	971,093

Cash and cash equivalents at end of period	$976,644	$773,774

Supplemental cash flows disclosures:
Income tax payments	$1,600	$10,600

Non cash investing and financing activities:
Stock issued for services	$11,000	$11,000

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Restated)

	June 30, 2005
	(Unaudited)	December 31, 2004

Common stock, number of shares outstanding
Balance at beginning of period	20,900,024	20,900,024

Balance at end of period	20,900,024	20,900,024

Common stock, par value $.001 (thousands of shares)
Balance at beginning of period	$20,900	$20,900

Balance at end of period	20,900	20,900

Additional paid in capital
Balance at beginning of period	1,951,203	1,929,203
Issuance of stock options for service	11,000	22,000

Balance at end of period	1,962,203	1,951,203

Cumulative foreign-exchange translation adjustment
Balance at beginning of period	(532)	1,943
Foreign currency translation	532	(2,475)

Balance at end of period	0	(532)

Retained earnings
Balance at beginning of period	242,876	364,770
Net income (loss)	(33,510)	(121,894)

Balance at end of period	209,366	242,876

Total Stockholders’ Equity at end of period	$2,192,469	$2,214,447

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

Note 3 — Intangible Assets
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the restatement of our December 31, 2004 audited consolidated financial statements and notes thereto (the “2004 Consolidated Financial Statements”), along with the MD&A included in EUPA’s 2004 Annual Report on Form 10-KSB/A (No. 2) for the period ended December 31, 2004 and the Quarterly Report on Form 10-QSB/A (No. 1) for the period ended March 31, 2005, filed separately with the SEC. We have revised language in the MD&A from the Original Filing only to reflect the restatement of our consolidated financial statements and, in accordance with APB Opinion No. 20, “Accounting Changes,” correction of the errors in prior financial periods relating to the over accrual of income tax liability and the liquidating distribution from our wholly-owned subsidiary, Union. No other information has been amended or updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.
     The information contained in this MD&A, other than historical information, contains “forward looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations and assumptions. This MD&A should be read in conjunction with the sections entitled “Additional Factors That May Affect Future Results “ and “Forward-Looking Statements.” The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.
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
Forward-Looking Statements
     This quarterly report on Form 10-QSB/A (No. 1) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, made in this quarterly report on Form 10-QSB/A (No. 1) are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain.
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

/s/ Yuan-Chung Tsai
Yuan-Chung Tsai
President and Chief Executive Officer

Date: March 10, 2006

/s/ Kung-Chieh Huang
Kung-Chieh Huang
Chief Financial Officer