Form 10QSB/A
period 2005-09-30
EUPA INTERNATIONAL CORP /NV/
filed 2006-03-10
CIK 1084382

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
     20,900,024 shares of common stock, par value $0.001, were outstanding as of November 10, 2005.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-QSB (“Form 10-QSB/A (No. 1)”) to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on November 14, 2005 (“Original Filing”), reflects a restatement of the Consolidated Financial Statements of EUPA International Corporation as discussed in Note 8 to the Consolidated Financial Statements.
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
     With this filing, we have amended the Original Filing. As such, the consolidated financial statements contained in the Original Filing should no longer be relied upon. In addition, as we are concurrently amending the consolidated financial statements contained in the Company’s Quarterly Reports on Form 10-QSB for the periods ended March 31 2005 and June 30, 2005 and the consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 contained in the Annual Report on Form 10-KSB/A (No. 1), as previously filed, such original filings should no longer be relied upon either.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Restated)
ASSETS

	September 30, 2005
	(Unaudited)	December 31, 2004
Current Assets
Cash and cash equivalents	$963,568	$828,091
Accounts receivable, related parties, net	90,292	260,947
Other receivable, related parties	20	29,656
Prepaid expenses	15,614	11,740

Total Current Assets	1,069,494	1,130,434

Fixed Assets
Property, furniture and equipment (net)	781,866	800,610

Total Fixed Assets	781,866	800,610

Other Assets
Intangible assets, net	368,512	373,126
Deposits	8,370	8,370

Total Other Assets	376,882	381,496

Total Assets	$2,228,242	$2,312,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$51,705	$57,860
Other payable, related parties	88,429	36,133

Total Current Liabilities	140,134	93,993
Deposits payable	4,100	4,100

Total Liabilities	144,234	98,093

Stockholders’ Equity
Common stock, $.001 par value, 25,000,000 shares authorized, 20,900,024 issued and outstanding	20,900	20,900
Additional paid in capital	1,967,703	1,951,203
Other comprehensive income (loss)	0	(532)
Retained earnings	95,405	242,876

Total Stockholders’ Equity	2,084,008	2,214,447

Total Liabilities and Stockholders’ Equity	$2,228,242	$2,312,540

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Restated)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Fee income	$175,466	$212,274	$649,524	$725,640

Total revenue	175,466	212,274	649,524	725,640
Selling expenses	1,042	6,197	17,012	58,313

Gross profit	174,424	206,077	632,512	667,327
General and administrative expenses	307,203	240,067	827,721	798,912

Income (loss) from operations	(132,779)	(33,990)	(195,209)	(131,585)

Other (income) expense
Interest income	(2,122)	(679)	(3,536)	(2,045)
Rental income	(16,696)	(15,365)	(46,334)	(45,041)
Miscellaneous	0	(100)	532	(869)

Total other (income) expense	(18,818)	(16,144)	(49,338)	(47,955)

Income (loss) before income taxes	(113,961)	(17,846)	(145,871)	(83,630)
Provision for income taxes	0	1,898	1,600	3,498

Income from continuing operations	(113,961)	(19,744)	(147,471)	(87,128)

Discontinued operations: (See note 8) Income from discontinued operations	0	998	0	1,480

Net Income (loss)	($113,961)	($18,746)	($147,471)	($85,648)

Net loss per share from continuing operations (basic and diluted)
Basic	($0.005)	($0.001)	($0.007)	($0.004)
Diluted	($0.005)	($0.001)	($0.007)	($0.004)

Net loss per share (basic and diluted)
Basic	($0.005)	($0.001)	($0.007)	($0.004)
Diluted	($0.005)	($0.001)	($0.007)	($0.004)

Weighted average number of shares (See note 7)
Basic	20,900,024	20,900,024	20,900,024	20,900,024
Diluted	20,900,024	20,900,024	20,900,024	20,900,024
See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($147,471)	($85,648)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	47,768	64,258
Stock options issued for services	16,500	16,500
Translation adjustment	532	(2,476)
Decrease (Increase) in receivables	170,655	201,004
Decrease (Increase) in other receivables	29,636	29,720
Decrease (Increase) in prepaid expenses	(3,874)	(18,152)
(Decrease) Increase in accounts payable and accrued expenses	(6,155)	(7,426)
(Decrease) Increase in other payable	52,296	23,770
(Decrease) Increase in income taxes payable	0	(4,640)

Total Adjustments	307,358	302,558

Net cash provided by (used in) operations	159,887	216,910

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(5,472)	0
Increase in intangible assets	(18,938)	(30,060)

Net cash used in investing activities	(24,410)	(30,060)

Net change in cash and cash equivalents	135,477	186,850
Cash and cash equivalents at beginning of period	828,091	971,093

Cash and cash equivalents at end of period	$963,568	$1,157,943

Supplemental cash flows disclosures:
Income tax payments	$1,600	$23,655

Non cash investing and financing activities:
Stock issued for services	$16,500	$16,500

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Restated)

	September 30, 2005
	(Unaudited)	December 31, 2004
Common stock, number of shares outstanding
Balance at beginning of period	20,900,024	20,900,024

Balance at end of period	20,900,024	20,900,024

Common stock, par value $.001 (thousands of shares) Balance at beginning of period	$20,900	$20,900

Balance at end of period	20,900	20,900

Additional paid in capital
Balance at beginning of period	1,951,203	1,929,203
Issuance of stock options for service	16,500	22,000

Balance at end of period	1,967,703	1,951,203

Other comprehensive income (loss)
Balance at beginning of period	(532)	1,943
Foreign currency translation	532	(2,475)

Balance at end of period	0	(532)

Retained earnings
Balance at beginning of period	242,876	364,770
Net income (loss)	(147,471)	(121,894)

Balance at end of period	95,405	242,876

Total Stockholders’ Equity at end of period	$2,084,008	$2,214,447

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
Note 1 — Accounting Policies
Unaudited Interim Financial Information
     We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. As used herein, “EUPA,” the “Company,” “we,” “our,” and similar terms include EUPA International Corporation and its wholly-owned subsidiaries, unless the context indicates otherwise. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KSB/A (No. 2) for the year ended December 31, 2004.
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
Note 5 — Concentration — Related Party Transactions
     The Company had three customers during the nine months ended September 30, 2005. Fees charged to these customers, all related parties, were approximately $649,524. Included in accounts receivable is $90,292 from these customers as of September 30, 2005.

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
Note 8 — Restated Financial Statements
     In accordance with APB Opinion No. 20 “Accounting Changes,” the Company has restated its December 31, 2004 and September 30, 2004 and 2005 financial statements to correct errors in prior financial periods relating to an over accrual of income tax liability and a liquidating distribution to the Company from its wholly-owned subsidiary, Union.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the restatement of our December 31, 2004 audited consolidated financial statements and notes thereto (the “2004 Consolidated Financial Statements”), along with the MD&A included in EUPA’s 2004 Annual Report on Form 10-KSB/A (No. 2) for the period ended December 31, 2004 and the Quarterly Reports on Form 10-QSB/A (No. 1) for the periods ended March 31, 2005 and June 30, 2005, filed separately with the SEC. We have revised language in the MD&A from the Original Filing only to reflect the restatement of our consolidated financial statements and, in accordance with APB Opinion No. 20, “Accounting Changes,” correction of the errors in prior financial periods relating to the over accrual of income tax liability and the liquidating distribution from our wholly-owned subsidiary, Union. No other information has been amended or updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.
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
Risks Relating to Resignation of Tsan-Kuen Wu
     On March 11, 2005, Tsan-Kuen Wu resigned from his positions as our President, Chief Executive Officer and Chairman of the Board of Directors, amidst two criminal proceedings involving alleged securities law violations and fraud in Taiwan. Mr. Wu is also the founder and Chairman of TKE. In one proceeding, Mr. Wu was convicted, on December 31, 2004, of manipulating the stock price of Sunfar Computer Co., Ltd. and sentenced to prison for 11/2 years. Mr. Wu’s prison sentence was suspended pending the outcome of a final appeal. In the second on-going proceeding, on November 11, 2004, Mr. Wu was indicted on charges of publicly offering shares of common stock of EUPA without first obtaining the necessary governmental approvals and securities fraud. We believe that the resolution of these legal proceedings, and resulting negative publicity, may negatively impact our business. However, Mr. Wu currently has no plans to resign from his position as chairman of TKE, and, as TKE’s management is not dependent on Mr. Wu, we do not expect the impact of Mr. Wu’s indictment to significantly impact EUPA’s business.
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