Form 10KSB
period 2005-12-31
EUPA INTERNATIONAL CORP /NV/
filed 2006-03-31
CIK 1084382

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2005.
OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                                          to                                         .
Commission File Number: 001-26539
EUPA INTERNATIONAL CORPORATION

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Nevada	88-0409450

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)
89 N. San Gabriel Blvd.
Pasadena, CA 91107

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
Registrant’s telephone number, including area code: 626-793-2688
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The issuer’s revenues for its most recent fiscal year were $977,248.
     The aggregate market value of the voting common stock held by non-affiliates was $276,001, based upon the closing price on March 8, 2006.
     The number of shares of common stock outstanding as of March 15, 2006 was 20,900,024.

FACTORS THAT MAY AFFECT FUTURE RESULTS
     This Annual Report on Form 10-KSB contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding our expected revenues and revenue growth rate in 2006. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “intends,” “expects,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Factors That May Affect Future Results.” We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.
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
Principal Services
     During the last three years, our business has focused on providing services to TKE and its subsidiaries Tsann Kuen China (Shanghai) Enterprises Ltd. (“TKS”), Tsann Kuen (Zhangzhou) Enterprise Co. Ltd. (“TKL”) and Tsann Kuen (China) Enterprise Co., Ltd. (“TKC”), each of which are corporations organized and existing in the Republic of China (“China”). Our business is structured around developing and promoting TKE’s products, primarily in the U.S. Our activities include acting as an information center for TKE and its products, conducting market research, designing products and enhancements, performing research and development of products, cultivating and supporting relationships with brand name distributors and other customers and increasing United States (“U.S.”) product sales. We also provide sales and customer support services to each of TKS, TKL and TKC.
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

Employees
     As of December 31, 2005, the Company employed 7 employees, all in the U.S. None of EUPA’s employees are represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.
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
     None.
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

	HIGH	LOW
Fiscal Year Ended December 31, 2005
First Quarter	$0.09	$0.07
Second Quarter	0.08	0.07
Third Quarter	0.07	0.07
Fourth Quarter	0.11	0.05
Fiscal Year Ended December 31, 2004
First Quarter	$0.40	$0.04
Second Quarter	0.22	0.12
Third Quarter	0.12	0.09
Fourth Quarter	0.10	$0.08
     On March 8, 2006, the last reported sales price for our shares on the NASD OTC Bulletin Board was $0.04 per share. At March 15, 2006, we had 924 stockholders of record.
     We have never paid cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.
Recent Sale of Unregistered Securities
     For the three year period ending December 31, 2005, we did not sell any securities that were not registered under the Securities Act of 1933, as amended (the “Act”).

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
Overview
     Our revenues are derived from charging TKE, TKS, TKL and TKC fees for specific services we provide to them based on our fully-burdened costs incurred in providing these services plus a percentage mark-up. Our fully-burdened costs associated with research and development services include all costs we incur related to the provision of these service including, without limitation, salaries and other personnel expenses, including employee benefits; operating and overhead expenses such as rent, depreciation of equipment, administrative services, office supplies and expense and telephone; travel, including lodging and meals; client servicing, including entertainment. Our fully-burdened costs associated with fiduciary and patent administration services only include amortization of the legal costs and registration filing fees of internally-developed patents. All our costs associated with research and development services are charged to cost of revenues. All our costs associated with fiduciary and patent administration services are also charged to cost of revenues. Our costs are allocated among TKE, TKS, TKL and TKC on a reasonable cost allocation basis.
Results of Operations
     The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. Certain columns may not add due to rounding.

	2005	2004
Total Revenues	$977,248	$915,456
Cost of Revenues	957,829	889,992
Selling, General and Administrative Expense	277,985	211,924
Income (Loss) from Operations	$(258,566)	$(186,460)
Revenues from Fee Income
     In 2005, our revenues from fee income was $977,248, up from $915,456 in 2004. This is an increase of $61,792, or 6.75%. This net increase in income is mainly attributable to an increase in our fiduciary and patent administration service fees of $102,530, an increase in our sales and customer support fees of $51,830 and a decrease in our research and development fees of $92,286.
     Our fiduciary and patent administration service fees increased by $102,530 over 2004 due to a charge to TKE of $105,304 for patents that are no longer in use. In accordance with accounting policies, in December 2005, we reviewed our patent portfolio and determined that several patents, with a net book value of $103,243, were no longer in use and that we do not anticipate any further revenues from them. We charged TKE for this amount plus a 2% mark up, which totaled $105,304.
     Sales and customer support fees were $839,574 and $787,744, in 2005 and 2004, respectively. Our sales and customer support fees increased $51,830 over 2004 as a result of increased sales of TKS, TKL and TKC in North America.

     We did not provide any research and development services in 2005 and, as a result, there was no related revenue. In 2004, research and development service fees charged to TKE were $92,286.
Cost of Revenues
     Cost of revenues in 2005 was $957,829, up from $889,992 in 2004, or a $67,837 increase. As a percentage of total revenues, cost of revenues was 98% in 2005 compared to 97% in 2004. The increase in cost of revenues is directly related to the underlying changes in our revenues as outlined above. The increase in our cost of revenues as a percentage of total revenues is related to the decrease in our research and development fees as these fees are billed at a 5% mark-up versus a 2% mark-up for all other services we provide.
General and Administrative Expenses
     General and administrative expenses were $277,985 for 2005 compared with $211,924 for 2004. These expenses included accounting fees, legal and other professional service expenses. The increase in general and administrative expenses was largely attributed to consulting fee. The loss from operations was $(258,566) and $(186,460) for 2005 and 2004, respectively, which was a result of the decrease in the amount of research and development fees provided to TKE in 2005, and the decrease in our profit margin.
     Non-operating income (loss) for 2005 was $67,093 compared with $64,686 for 2004. Included in non-operating income (loss) was $5,233 of interest income, $61,860 of rental income and $0 of other income. During 2004, there was $2,957 of interest income, $60,668 of rental income, and $1,061 of other income. There was $(1,600) and $(1,600) in income tax expenses recognized on our pre-tax income for 2005 and 2004, respectively.
     In 2005 we realized a net income (loss) of $(193,073) compared to a net income (loss) of $(121,894) in 2004. The decrease in net income was a result of the decrease in the amount of research and development fees provided to TKE in 2005, and the increase in costs of revenues.
Liquidity and Capital Resources
     Our primary source of liquidity is our cash on hand. Net cash provided by operations in 2005 was $105,738, as compared to net cash used in operations of $(95,760) in 2004. The increase in net cash provided by operating activities was a result of the significant growth in depreciation and amortization expense. Our cash and cash equivalents were $793,442 and $828,091 in 2005 and 2004, respectively. Our current assets totaled $1,129,650 and $1,130,434 in 2005 and 2004, respectively. Our current liabilities were $143,758 and $93,993 in 2005 and 2004, respectively. Working capital was $985,892 and $1,036,441 in 2005 and 2004, respectively.
     Net cash used in investing activities totaled $140,387 in 2005, which consisted of the costs associated with obtaining investment, patent rights and fixed assets compared with $44,767 in 2004.
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
We Are Dependent On TKE for Our Revenues and Capital Requirements
     As TKE is our sole customer, any changes in its business, financial condition or liquidity could have a material impact on our ability to operate our business.
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
We May Experience Significant Fluctuations in Our Operating Results and Rate of Growth
     We base our current and future expense levels and our investment plans on estimates of expected future net revenues and rate of growth. Our expenses and investments are to a large extent fixed. We may not be able to adjust our spending quickly enough if our net revenues fall short of our expectations.
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
     Our revenues and operating results will also fluctuate for many other reasons, including TKE’s ability to retain and increase sales to existing customers, attract new customers, and satisfy customers’ demands; the introduction by competitors of products, services, or improvements; and seasonal fluctuations in the retail industry.
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

We May Be Subject to Product Liability Claims if People or Property Are Harmed by TKE’s Products
     The sale of TKE’s products may expose us to product liability claims relating to personal injury, death, or property damage caused by such products. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
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
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. A summary of the critical accounting policies and the judgments that we make in the application of those policies is presented in Note B to our consolidated financial statements.
     Our consolidated financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially form the estimated amounts. We believe that some of the more important estimates and related assumptions that affect our financial condition and results of operations are in the area of intangible assets.
     Our intangible assets include patents valued at $274,521 based on the historical cost of $528,295 and accumulated amortization of $253,774. We capitalize legal and governmental filing fees associated with registering our internally developed patents in accordance with Accounting Principles Board “(APB”) Opinion No. 17. Effective July 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, these costs are amortized over the legal life assigned to the patent, generally 17 years. We also review our intangible assets annually under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets,” for impairment. We determine that an impairment of an intangible asset has taken place if the item is no longer being used in production by our customers and we believe that there is no future use of the intangible asset. If we determine that an intangible asset has been impaired, we write-off the net unamortized balance as a cost of sales, as we are able to charge TKE for this amount.
RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS
     There were no accounting policies adopted during 2005 that had a material effect on our financial condition or results of operations. Refer to Note B to our consolidated financial statements for our significant accounting policies.
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
MANAGEMENT
Directors and Executive Officers
     The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 15, 2006. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of the Company’s directors or officers has any agreement with the Company regarding terms of employment or compensation.

			Director
Name of Individual	Age	Position with company and subsidiaries	since
Tsai Yuan-Chung	51	Director, President and Chief Executive Officer	2005
Hsing Chuang	51	Director and General Manager	2001
Kung-Chieh Huang	41	Director and Chief Financial Officer	2004
Victor Yang	60	Director	2006
Te-Jung Chien	42	Director	2001
Ko-Ta Chang	46	Secretary, Vice President and Chief Operational Officer	2002

     TSAI YUAN-CHUNG has been President, Chief Executive Officer and a director of EUPA since March 11, 2005.
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
     VICTOR YANG has been a director of EUPA since January 2006. Victor Yang was a founding Partner of the Canadian based law firm of Boughton Peterson Yang Anderson and is presently the Managing Partner of Boughton Peterson Yang Anderson, Solicitors, Hong Kong SAR. Mr. Yang is a solicitor of the Supreme Court of Hong Kong SAR, a Barrister and Solicitor in British Columbia, Canada and a Solicitor of England & Wales. Mr. Yang has served on various boards of publicly listed companies in Canada, Hong Kong, U.S.A. and Singapore. He is presently a governor of the Canadian Chamber of Commerce, a member of the Major Sports Events Committee of the Home Affairs Bureau, Hong Kong SAR and a director of the Hong Kong Foundation for UBC Limited and was a board member of the Canadian International School in Hong Kong.

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
DIRECTOR COMPENSATION
     We have no standard compensation arrangements with our directors, but directors may be reimbursed for their reasonable expenses incurred in connection with the attendance at board and committee meetings.
     On July 26, 2005, Alexander Man-Kit Ngan was appointed to the board of directors to fill the vacancy created by Wen-Fang Yang’s resignation as a director. Mr. Ngan was also appointed as the sole member of the special Executive Committee of the board of directors. In consideration for Mr. Ngan’s services, we entered into an agreement with Mr. Ngan pursuant to which he was to be compensated a total of $45,000 in three equal installments as follows: $15,000 upon his appointment to the board of directors and special Executive Committee; $15,000 upon completion of documentation in connection with a strategic transaction; and $15,000 upon consummation of such a strategic transaction. Mr. Ngan received the first $15,000 installment upon execution of the agreement. The agreement terminated upon his resignation from the board of directors on January 26, 2006.
     On January 30, 2006, Victor Yang was appointed to the board of directors to fill the vacancy created by Mr. Ngan’s resignation as a director. Mr. Yang was also appointed as the sole member of the special Executive Committee of the board of directors. In consideration for Mr. Yang’s services, we entered into an agreement with Mr. Yang pursuant to which he is to be compensated a total of $30,000 in two equal installments. The first installment of $15,000 was paid on or around January 30, 2006. It was initially agreed that the second installment would be payable upon the consummation of a strategic transaction. However, Mr. Yang’s agreement has been amended so that the second installment of $15,000 is payable upon the earlier of the consummation of a strategic transaction or May 31, 2006.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) (“Section 16(a)”) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of our Common Stock (collectively, “Reporting Persons”) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Commission. Such Reporting Persons are also required by the Securities and Exchange Commission rules to furnish us with copies of all Section 16(a) forms that they file. Except as described below, we believe that during fiscal year 2005, all the Reporting Persons complied with all applicable filing requirements.
On March 11, 2005, Mr. Wu resigned as director and executive officer, but did not report that he was no longer subject to Section 16 until January 23, 2006. On March 11, 2005, Tsai Yuan-Chung became a director and executive officer, but did not report that he was subject to Section 16 until January 23, 2006. On July 26, 2005, Wen-Fang Yang resigned as a director, but did not report that he was no longer subject to Section 16 until January 23, 2006. On July 26, 2005, Alexander Man-Kit Ngan became a director, but did not report that he was subject to Section 16 until December 7, 2005.
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
ITEM 10. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
     The following table details information for each of the fiscal years ended December 31, 2005 and 2004 concerning compensation of all individuals serving as our chief executive officer during the fiscal year ended December 31, 2005. No other executive officer or key employee had total annual salary and bonus exceeding $100,000 for the year ended December 31, 2005 (collectively, the “Named Executives”).
SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
				Other	Restricted	Securities
Name and		Salary	Bonus	Annual	Stock	Underlying		All Other
Principal Position	Year	($)	($)	Compensation ($)	Awards ($)	Options (#)	LTIP Payouts	Compensation
Tsan-Kuen Wu, CEO	2005	$0	$0	$0	$0	$0	$0	$0
and Chairman of the Board (1)	2004	$0	$0	$0	$0	$0	$0	$0
Yuan-Chung Tsai, CEO (2)	2005	$0	$0	$0	$0	$0	$0	$0

(1)	Mr. Wu’s salary was paid by TKE.

(2)	Mr. Tsai’s salary was paid by TKE.
STOCK OPTION GRANTS IN LAST FISCAL YEAR
     There were no grants of stock options during the fiscal year ended December 2005 to any of the Named Executives.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth the number of shares of common stock beneficially owned as of March 15, 2006 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares and the address of each person is c/o Tsann Kuen Group, No. 331, Sec. 1, Tiding Blvd., Neihu District, Taipei, Taiwan:

	Beneficial
	Ownership	Current
Name and Address	of Common Stock	Percent of Class (1)
Tsai Yuan-Chung	0	0%
Tsann Kuen Enterprise Co., Ltd. (2)	14,000,000	66.99%
Hsing Chuang	0	0%
Victor Yang	0	0%
Te-Jung Chien	0	0%
Ko-Ta Chang	0	0%
Kung-Chieh Huang	0	0%
All Directors and Executive Officers as a Group (7 persons)	0	0%

(1)	Based on 20,900,024 shares of Common Stock actually outstanding as of March 15, 2006.

(2)	Owned of record by TKE.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Summary of Lichter, Yu & Associates Fees for Professional Services Rendered

	Years Ended December 31,
	2005	2004
Audit Fees (1)	$77,770	$45,875
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

	$77,770	$45,875

1)	Services relating to audit of the annual consolidated financial statements, review of quarterly financial statements, consents and assistance with the review of documents filed with the SEC.
     We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal years ended December 31, 2005 and 2004, is compatible with maintaining the auditor’s independence.

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
Dated March 31, 2006
     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Yuan-Chung Tsai Yuan-Chung Tsai	President, Chief Executive Officer and Director	March 31, 2006
/s/ Kung-Chieh Huang Kung-Chieh Huang	Chief Financial Officer and Director	March 31, 2006
/s/ Victor Yang Victor Yang	Director	March 31, 2006
/s/ Te-Jung Chien Te-Jung Chien	Director	March 31, 2006
/s/ Hsing Chuang Hsing Chuang	Director	March 31, 2006

EUPA International Corporation
And Subsidiaries
Consolidated Financial Statements
December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
EUPA International Corporation and Subsidiaries
Pasadena, California
We have audited the consolidated statements of financial position of EUPA International Corporation and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, based on our audit, the 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of EUPA International Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Lichter, Yu & Associates
March 22, 2006
San Diego, California

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS

Current Assets
Cash and cash equivalents	$793,442	$828,091
Investment	100,000	0
Accounts receivable, related parties, net	230,572	260,947
Other receivable, related parties	5,229	29,656
Prepaid expenses	407	11,740

Total Current Assets	1,129,650	1,130,434

Fixed Assets
Property, furniture and equipment (net)	778,691	800,610

Total Fixed Assets	778,691	800,610

Other Assets
Intangible assets, net	274,521	373,126
Deposits	8,370	8,370

Total Other Assets	282,891	381,496

Total Assets	$2,191,232	$2,312,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$99,282	$57,860
Other payable, related parties	44,476	36,133

Total Current Liabilities	143,758	93,993

Deposits payable	4,100	4,100

Total Liabilities	147,858	98,093

Stockholders’ Equity
Common stock, $.001 par value, 25,000,000 shares authorized, 20,900,024 issued and outstanding	20,900	20,900
Additional paid in capital	1,973,203	1,951,203
Cumulative foreign-exchange translation adjustment	0	(532)
Retained earnings	49,271	242,876

Total Stockholders’ Equity	2,043,374	2,214,447

Total Liabilities and Stockholders’ Equity	$2,191,232	$2,312,540

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenues	$977,248	$915,456

Total revenue	977,248	915,456
Cost of revenues	957,829	889,992

Gross profit	19,419	25,464

General and administrative expenses	277,985	211,924

Income (loss) from operations	(258,566)	(186,460)

Other (income) expense
Interest income	(5,233)	(2,957)
Rental income	(61,860)	(60,668)
Miscellaneous	0	(1,061)

Total other (income) expense	(67,093)	(64,686)

Income (loss) before income taxes	(191,473)	(121,774)

Provision for income taxes	1,600	1,600

Income from continuing operations	(193,073)	(123,374)

Discontinued operations: (See note I)
Income from discontinued operations	0	1,480

Net Income (loss)	$(193,073)	$(121,894)

Net loss per share from continuing operations (basic and diluted)
Basic	$(0.009)	$(0.006)
Diluted	$(0.009)	$(0.006)

Net loss per share (basic and diluted)
Basic	$(0.009)	$(0.006)
Diluted	$(0.009)	$(0.006)

Weighted average number of shares (See note F)
Basic	20,900,024	20,900,024
Diluted	20,900,024	20,900,024
See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(193,073)	$(121,894)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	160,911	85,780
Stock options issued for services	22,000	22,000
Decrease (Increase) in receivables	30,375	11,733
Decrease (Increase) in other receivables	24,427	31,265
Decrease (Increase) in prepaid expenses	11,333	(11,740)
(Decrease) Increase in accounts payable and accrued expenses	41,422	28,275
(Decrease) Increase in other payable	8,343	(136,539)
(Decrease) Increase in income taxes payable	0	(4,640)

Total Adjustments	298,811	26,134

Net cash provided by (used in) operations	105,738	(95,760)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(5,472)	(1,037)
Purchase of investment	(100,000)	0
Increase in intangible assets	(34,915)	(43,730)

Net cash used in investing activities	(140,387)	(44,767)

Effect of exchange rate change on cash	0	(2,475)

Net change in cash and cash equivalents	(34,649)	(143,002)

Cash and cash equivalents at beginning of year	828,091	971,093

Cash and cash equivalents at end of year	$793,442	$828,091

Supplemental cash flows disclosures:
Income tax payments	$1,600	$800

Non cash investing and financing activities:
Stock issued for services	$22,000	$22,000

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
DECEMBER 31, 2005 AND 2004

	2005	2004
Common stock, number of shares outstanding
Balance at beginning of year	20,900,024	20,900,024

Balance at end of year	20,900,024	20,900,024

Common stock, par value $.001 (thousands of shares)
Balance at beginning of year	$20,900	$20,900

Balance at end of year	20,900	20,900

Additional paid in capital
Balance at beginning of year	1,951,203	1,929,203
Issuance of stock options for service	22,000	22,000

Balance at end of year	1,973,203	1,951,203

Cumulative foreign-exchange translation adjustment
Balance at beginning of year	(532)	1,943
Foreign currency translation	532	(2,475)

Balance at end of year	0	(532)

Retained earnings
Balance at beginning of year	242,876	364,770
Foreign currency translation	(532)	0
Net income (loss)	(193,073)	(121,894)

Balance at end of year	49,271	242,876

Total Stockholders’ Equity at end of year	$2,043,374	$2,214,447

See Accompanying Notes and Accountants’ Report

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Note A	Organization:
EUPA International Corporation (“EUPA”), was incorporated on September 8, 1998 under the laws of the State of Nevada. Tsann Kuen U.S.A. (“TK USA”) was incorporated under the laws of the State of Illinois in June 1990. Union Channel Limited (“Union”) was incorporated in Hong Kong on September 28, 2001.
On October 23, 2001, TK USA became a wholly owned subsidiary of EUPA through a reverse merger. EUPA acquired all of the issued and outstanding capital stock of TK USA from Tsann Kuen Enterprise Co., Ltd. (“TKE”) Pursuant to an Exchange Agreement dated as of October 10, 2001 by and among TKE, TK USA and EUPA (the “Exchange Agreement”). Pursuant to the Exchange Agreement, TK USA became a wholly owned subsidiary of EUPA and, in exchange for the TK USA shares; EUPA issued 12,000,000 shares of its common stock to TKE, representing 60% of the issued and outstanding capital stock of EUPA at that time. Prior to the merger, EUPA had nominal business activity. As of December 31, 2005 and 2004 TKE owns approximately 67% of the issued and outstanding stock of EUPA.
TK USA is a service company providing sales and customer support, product design, research and development, and patent administration services to TKE, Tsann Kuen China (Shanghai) Enterprise Co., Ltd. (“TKS”), Tsann Kuen China (Zhangzhoui) Enterprise Co., Ltd. (“TKL”), and Tsann Kuen (China) Enterprise Co., Ltd. (“TKC”).
Union was established to become the leading outsource supplier for TKE in Asia and Europe. Union had sales and purchasing arrangements with TKE, TKC, and TKS. TKC and TKS are subsidiaries of TKE. The activities of Union were discontinued in the third quarter of 2002 and the Company officially dissolved operations as of November 6, 2005.
TKE products are sold in over 80 countries around the world. Its major products are: small appliances including irons, coffee makers, grills, and food processors; medium size appliances which include microwave ovens, electromagnetic ovens, electric cookers and vacuum cleaners.

Note B	Summary of Significant Accounting Policies:
Basis of Consolidation:
The consolidated financial statements for December 31, 2005 includes the accounts of EUPA and its wholly owned subsidiary, TK USA, while 2004 include the accounts of EUPA and its wholly owned subsidiaries TK USA and Union. All references herein to the Company include the consolidated results of EUPA and its subsidiaries. All significant intercompany accounts and transaction have been eliminated upon consolidation.
Revenue Recognition:
Revenues from sales and customer support services, patent fiduciary and administration services and research and development services are recognized at the ended of each quarter for services performed during that calendar quarter.
Cash, Cash Equivalents and Short-Term Investments:
For purposes of the statements of financial positions and cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. Highly liquid debt instruments with original maturities of three months or more are classified as short-term investments.
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

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

Note B	Summary of Significant Accounting Policies (Continued):
Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

Building and improvements	15 to 60 years
Automobiles	4 to 6 years
Machinery and equipment	5 to 12 years
Furniture and fixtures	7 years
Intangible Assets:
The Company only capitalizes legal fees and filing fees associated with registering internally developed patents in accordance with APB Opinion No. 17.
Effective July 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of patents and other intangible assets to current carrying value.
Patents and other intangible assets determined to have indefinite useful lives are not amortized. Patents and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the intangible asset, whichever is less. We test all patents and other intangible assets for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired.
Exchange Gain (Loss):
During 2004, the transactions of Union, denominated in foreign currency, are recorded in Hong Kong dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.
Translation Adjustment:
As of December 31, 2004, the accounts of Union were maintained, and its financial statements were expressed, in Hong Kong dollars. Such financial statements were translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation,” with the Hong Kong dollar as the functional currency. All assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”
As of December 31, 2004, the exchange rates between the Hong Kong dollar and the U.S. dollar was HK$1=US$0.1286 and the average exchange rate for the period ended December 31, 2004 was HK$1=US$0.12836. Total translation adjustment recognized as of December 31, 2004 was ($532).
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

Note B	Summary of Significant Accounting Policies (Continued):
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
In 1996, SFAS No 123 “Accounting for Stock-Based Compensation,” became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model where applicable or alternatively a book value approach. During the year ended December 31, 2005 and 2004, the Company recognized consulting expenses of $22,000, in each year, for the granting of stock options to non-employees.
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
Types of temporary differences for which deferred taxes have been recognized occur from the difference between book and tax depreciation, amortization and allowance reserves. During the year ended December 31, 2005 and 2004 there were no material differences.
Comprehensive Income:
SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During 2004, the Company has other comprehensive income relating to foreign currency translations.

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

Note B	Summary of Significant Accounting Policies (Continued):
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
Derivative Instruments:
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company was required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. For the year ended December 31, 2005 and 2004, the Company had no derivative instruments.
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
New Accounting Pronouncements:
On December 16, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2005), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) and supercedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in its three months ending September 30, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

Note B	Summary of Significant Accounting Policies (Continued):
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
In September 2005, the EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” (“EITF 04-08”) was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF Issue No. 04-08 is effective for reporting periods ending after December 15, 2005. The adopted EITF 04-08 will have no material impact on our financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
Reclassification:
Certain amounts have been reclassified in prior years to be consistent with the classification as of December 31, 2005.

Note C	Property and Equipment:
A summary is as follows:

	2005	2004
Building and improvements	$659,687	$655,688
Land	400,000	400,000
Machinery and equipment	218,538	217,065
Automobiles	108,067	108,067
Furniture and fixtures	64,759	64,759

	1,451,051	1,445,579
Less accumulated depreciation	672,360	644,969

	$778,691	$800,610

Note D	Intangible Assets:
A summary is as follows:

	2005	2004
Patent costs	$528,295	$493,380
Less accumulated amortization	253,774	120,254

	$274,521	$373,126

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004
The Company’s intangible assets consist of capitalized costs, such as legal fees and application fees, for patents in accordance with APB Opinion No. 17. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” these costs are amortized over the legal life assigned to the patent, generally 17 years. The Company also reviews the patents annually under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets,” for impairment. The Company determines that an impairment of an intangible asset has taken place if the asset is no longer being used in production by its customers and management believes that there is no future use of the patent. The net unamortized balance is written off as a cost of sales and charged back to our customers.

Note E	Incentive and Non Statutory Stock Option Plan:
The 2001 Plan:
In October 2001, the Company adopted a Stock Option Plan providing for the issuance of up to 1,000,000 incentive stock options and non-qualified stock options to the Company’s key employees and others. Incentive stock options may be granted at prices not less than 100% of the fair market value at the date of the grant. Non-qualified stock options may be granted at prices not less than 75% of the fair market value at the date of the grant. The Company has not granted any options pursuant to this Plan during 2005 and 2004.
Non-Employee Options:
In December 2001, the Company issued an option to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.001, vesting over a period of five years. The options were issued in exchange for future ongoing marketing services to be rendered to the Company. The per unit weighted-average fair value of unit options granted was $0.11 at the date of grant using a book value approach. The book value approach best estimated the value of the services to be provided. During the year ended December 31, 2005 and 2004, the Company recognized consulting expenses of $22,000 in each year, for the granting of stock options to non-employees.

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

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

Note G	Income Taxes:
The geographic distribution of income (loss) before income taxes is as follows:

	2004	2004
Domestic	($192,910)	($123,374)
International	0	1,480

Total	($192,910)	($121,894)

The income tax provision consisted of the following:
Current
Federal	$0	$0
State	1,600	1,600
International	0	0

Total Current	1,600	1,600

Deferred
Federal	0	0
State	0	0
International	0	0

Total Deferred	0	0

Total Provision	$1,600	$1,600

A reconciliation of expected income taxes using the statutory federal income tax rate to the effective income tax provision is as follows:
Federal tax at the statutory rate	$0	$0
State and local income taxes, net of federal benefit	1,600	1,600
Effect of international earnings taxed at different rates	0	0
Provision adjustment from prior year	0	0

Total income tax provision	$1,600	$1,600

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

Note H	Operating Segments:
Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we currently operate in two principal business segments; support and customer service (“Support”) and non-support and customer service (“Non-Support”). We do not allocate any operating costs or assets to our segments as we do not use this information to measure the performance of these operating segments. We do not believe that allocating these expenses or assets is meaningful in evaluating these segments’ performance.
The following is a summary of revenues, cost of revenues and gross profit margins:

Revenues:	2005	2004
Support	$839,574	$880,030
Non-Support	137,410	34,881
Others	264	545

	$977,248	$915,456

Cost of Revenues:
Support	823,111	860,190
Non-Support	134,718	29,802
Others	0	0

	$957,829	$889,992

Gross profit margins:
Support	2%	2%
Non-Support	2%	15%
Others	100%	100%
Overall	2%	3%

Note I	Discontinued Operations:
In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 established criteria beyond that previously specified in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS No. 144 was effective beginning January 1, 2002. In accordance with SFAS No. 144, the Company now reports as discontinued operations assets held for sale (as defined by SFAS No. 144) and assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Income under Discontinued operations.

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

Note I	Discontinued Operations (Continued):
Derivative Instruments:
The components of income (loss) from operations related to discontinued operations for Union for the period ended December 31, 2004 are shown below. These include the results of the full year of operations for those assets classified as held for sale as of December 31, 2004.
Discontinued Operations:

2004
Sales, net	$—
Cost of sales	—

Gross profit	—

General and administrative expenses	1,976

Income from operations	(1,976)
Other (Income) Expense

Interest income	(3,456)
Other income	—

Total Other (Income) Expense	(3,456)

Income before income tax	1,480
Provision for income tax	—

Net income from discontinued operations	$1,480

Note J	Related Party Transactions:
We have agreements with each of TKE, TKL, TKS and TKC to provide sales and customer support services. We also have agreements with TKE to provide patent administration and research and development services. We believe that the terms of each of these agreements are fair and not less favorable to us than could have been obtained from unaffiliated parties.
Name of Related Party and Relationship:

Name of Related Party	Relationship with the Company
Tsann Kuen Enterprise Co., Ltd. (TKE)	Parent Company
Tsann Kuen (China) Enterprise Co., Ltd. (TKC)	Affiliated Company
Tsann Kuen China (Shanghai) Enterprise Ltd. (TKS)	Affiliated Company
Tsann Kuen China (Zhangzhou) Enterprises Ltd. (TKL)	Affiliated Company

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

Note J	Related Party Transactions (Continued):
Significant related party transactions –
For the year ended December 31, 2005:
Revenue from:

TKE	$137,411
TKS	121,026
TKL	718,547

$976,984

Accounts receivable from:

TKE	$108,551
TKS	9,138
TKL	112,883

$230,572

Other payable to:

TKE	$38,816
TKL	196

$39,012

Significant related party transactions –
For the year ended December 31, 2004:
Revenue from:

TKE	$127,712
TKS	120,380
TKL	667,364

$915,456

Accounts receivable from:

TKE	$10,848
TKS	52,983
TKL	197,116

$260,947

Other payable to:

TKE	$28,837
TKS	188
TKC	174
TKH	1,274

$30,473

EUPA International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

Note K	Contingencies:
On November 31, 2001 an individual filed a complaint for breach of contract against TKS. The complaint included TKE, TK USA, TKC and TKS for allegedly being “alter egos” of each other and should be responsible for TKS’s breach of contract. On December 7, 2001, the plaintiff amended the complaint to include EUPA International as a defendant. On February 5, 2004, the judge granted a summary judgment motion for the defendants. Plaintiffs appealed the summary judgment, and the appeal was fully briefed as of January 30, 2005. On May 11, 2005, the Court affirmed the judgment for the Company and its affiliates. Plaintiff has not sought further review in the California Supreme Court for the judgment in the Court of Appeal and the time for such a request has now passed.

Note L	Compensated Absences:
All full time regular covered employees are eligible for vacation with pay according to the following schedule: After one (1) full year of continuous full time employment five (5) days of vacation, after two (2) full years of continuous full time employment eight (8) days of vacation, after three full years of continuous full time employment twelve (12) days of vacation, after four full years of continuous full time employment sixteen (16) days of vacation, and after five full years of continuous full time employment twenty (20) days of vacation leave. The date of employment on a full time permanent basis will be considered the anniversary date for vacation purposes. When a regular full time employee has completed fifty-two (52) weeks of continuous employment he/she will be considered as having earned the aforementioned vacation benefits. At the end of each year and at termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2005 vacation liability exists in the amount of $33,572.