Form 10QSB
period 2006-03-31
EUPA INTERNATIONAL CORP /NV/
filed 2006-05-15
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     20,900,024 shares of common stock, par value $0.001, were outstanding as of May 11, 2006.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEX

Page
Part I — Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Statements of Financial Position as of March 31, 2006 and December 31, 2005	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and March 31, 2005	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and March 31, 2005	5
Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2006 and the Year Ended December 31, 2005	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Controls and Procedures	14
Part II — Other Information	14
Item 1. Legal Proceedings	14
Item 6. Exhibits and Other Reports on Form 8-K	14
Signature	16
Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2006
	(Unaudited)	December 31, 2005
ASSETS

Current Assets
Cash and cash equivalents	$369,662	$793,442
Investment	100,000	100,000
Accounts receivable, related parties, net	507,817	230,572
Other receivable, related parties	23,558	5,229
Prepaid expenses	2,500	407

Total Current Assets	1,003,537	1,129,650

Fixed Assets
Property, furniture and equipment (net)	774,042	778,691

Total Fixed Assets	774,042	778,691

Other Assets
Intangible assets, net	270,432	274,521
Deposits	8,370	8,370

Total Other Assets	278,802	282,891

Total Assets	$2,056,381	$2,191,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$118,514	$99,282
Other payable, related parties	7,518	44,476

Total Current Liabilities	126,032	143,758

Deposits payable	4,100	4,100

Total Liabilities	130,132	147,858

Stockholders’ Equity
Common stock, $.001 par value, 25,000,000 shares authorized, 20,900,000 issued and outstanding	20,900	20,900
Additional paid in capital	1,978,703	1,973,203
Retained earnings	(73,354)	49,271

Total Stockholders’ Equity	1,926,249	2,043,374

Total Liabilities and Stockholders’ Equity	$2,056,381	$2,191,232

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2006	2005
Fee income	$277,246	$254,295

Total revenue	277,246	254,295
Cost of revenue	271,927	249,943

Gross profit	5,319	4,352

General and administrative expenses	146,637	46,503

Income (loss) from operations	(141,318)	(42,151)

Other (income) expense
Interest income	(3,933)	(660)
Rental income	(16,502)	(13,587)
Miscellaneous	142	532

Total other (income) expense	(20,293)	(13,715)

Income (loss) before income taxes	(121,025)	(28,436)

Provision for income taxes	1,600	1,600

Net Income (loss)	($122,625)	($30,036)

Net loss per share (basic and diluted)
Basic	($0.006)	($0.001)
Diluted	($0.006)	($0.001)

Weighted average number of shares (See note 7)
Basic	20,900,024	20,900,024
Diluted	20,900,024	20,900,024
See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($122,625)	($30,036)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,738	18,022
Stock options issued for services	5,500	5,500
Translation adjustment	0	532
Decrease (Increase) in receivables	(277,245)	(114,155)
Decrease (Increase) in other receivables	(18,329)	23,421
Decrease (Increase) in prepaid expenses	(2,093)	2,800
(Decrease) Increase in accounts payable and accrued expenses	19,232	(1,677)
(Decrease) Increase in other payable	(36,958)	(27,894)

Total Adjustments	(301,155)	(93,451)

Net cash (used in) operations	(423,780)	(123,487)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	0	(5,472)
Increase in intangible assets	0	(6,989)

Net cash (used in) investing activities	0	(12,461)

Net change in cash and cash equivalents	(423,780)	(135,948)

Cash and cash equivalents at beginning of year	793,442	828,091

Cash and cash equivalents at end of period	$369,662	$692,143

Supplemental cash flows disclosures:
Income tax payments	$1,600	$1,600

Non cash investing and financing activities:

Stock issued for services	$5,500	$5,500

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	March 31, 2006
	(Unaudited)	December 31, 2005
Common stock, number of shares outstanding
Balance at beginning of period	20,900,024	20,900,024

Balance at end of period	20,900,024	20,900,024

Common stock, par value $.001 (thousands of shares)
Balance at beginning of period	$20,900	$20,900

Balance at end of period	20,900	20,900

Additional paid in capital
Balance at beginning of period	1,973,203	1,951,203
Issuance of stock options for service	5,500	22,000

Balance at end of period	1,978,703	1,973,203

Cumulative foreign-exchange translation adjustment
Balance at beginning of year	0	(532)
Foreign currency translation	0	532

Balance at end of period	0	0

Retained earnings
Balance at beginning of period	49,271	242,876
Foreign currency translation	0	(532)
Net income (loss)	(122,625)	(193,073)

Balance at end of period	(73,354)	49,271

Total Stockholders’ Equity at end of period	$1,926,249	$2,043,374

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
Note 1 — Accounting Policies
Unaudited Interim Financial Information
     We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. As used herein, “EUPA,” the “Company,” “we,” “our,” and similar terms include EUPA International Corporation and its wholly-owned subsidiaries, unless the context indicates otherwise. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.
Basis of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated upon consolidation.
Revenue Recognition
     We recognize revenue from three major sources, sales and customer support services, patent fiduciary and administration services and research and development services. Each of these services is provided on an on-going contractual basis. We recognize revenues from these services at the end of each calendar quarter for services performed during that calendar quarter.
Cash Equivalents and Short-Term Investments
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
Intangible Assets
     We only capitalize legal fees and filing fees associated with registering internally developed patents and trademarks in accordance with APB 17.

     Effective July 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value.
     Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less. We test all trademarks and other intangible assets for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired.
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
Income Taxes
     Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS No. 109, Accounting for Income Taxes.”

Reclassification
     Certain amounts have been reclassified in prior years to be consistent with the classification as of March 31, 2006.
Note 2 — Property and Equipment
     A summary is as follows:

	March 31, 2006	December 31, 2005
Building and improvements	$659,688	$659,688
Land	400,000	400,000
Machinery and equipment	218,537	218,537
Automobiles	108,067	108,067
Furniture and fixtures	64,759	64,759

	1,451,051	1,451,051
Less accumulated depreciation	(677,009)	(672,360)

	$774,042	$778,691

Note 3 — Intangible Assets
     A summary is as follows:

	March 31, 2006	December 31, 2005
Patents and Trademark costs	$528,295	$528,295
Less accumulated amortization	(257,863)	(253,774)

	$270,432	$274,521

     Intangible assets consist of capitalized costs, such as legal fees and application fees, for patents and trademarks in accordance with APB 17. In accordance with SFAS 142 these costs are amortized over the legal life assigned to the patent or trademark, generally 17 years. They are also reviewed annually under SFAS 144 for impairment. We determine that an impairment of the intangible asset has taken place if the item is no longer being used in production by its customers and management believes that there is no future use of the patent or trademark. The net unamortized balance is written off as a cost of sales and charged back to our customers.
Note 4 — Compensated Absences
     All full time regular covered employees are eligible for vacation with pay according to the following schedule: After one (1) full year of continuous full time employment five (5) days of vacation, after two (2) full years of continuous full time employment eight (8) days of vacation, after three full years of continuous full time employment twelve (12) days of vacation, after four full years of continuous full time employment sixteen (16) days of vacation, and after five full years of continuous full time employment twenty (20) days of vacation leave. The date of employment on a full time permanent basis will be considered the anniversary date for vacation purposes. When a regular full time employee has completed fifty-two (52) weeks of continuous employment he/she will be considered as having earned the aforementioned vacation benefits. At the end of each year and at termination, employees are paid for any accumulated annual vacation leave. As of March 31, 2006 vacation liability exists in the amount of $37,132.
Note 5 — Concentration — Related Party Transactions
     We had three customers during the three months ended March 31, 2006. Fees charged to these customers, all related parties, were approximately $277,246. Included in accounts receivable is $607,817 from these customers as of March 31, 2006.
Note 6 — Common Stock
     We recognize compensation expenses for non-employee stock-based compensation in accordance with SFAS No. 123. In December 2001, we issued a non-employee stock option to purchase 1,000,000 shares of our common stock at an exercise price of

$0.001 per share, vesting over a five year period. This stock option was granted to a related party in exchange for the on-going provision of consultant services and was valued using the book value approach. At the time of grant, the book value approach best estimated the value of the services to be provided. At the date of grant, the per unit weighted-average fair value of unit options granted was $0.11. During the three months ended March 31, 2006 we recognized consulting expenses of $5,500 under the non-employee stock option.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the December 31, 2005 consolidated financial statements and notes thereto (the 2005 Consolidated Financial Statements), along with the MD&A included in EUPA’s 2005 Annual Report on Form 10-KSB for the period ended December 31, 2005. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.
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
Overview
     EUPA, through its wholly-owned subsidiary, Tsann Kuen U.S.A., an Illinois corporation (“TK USA”) provides sales and customer support, product design, research and development, and patent administration services to Tsann Kuen Enterprise Co., Ltd., a corporation organized and existing in the Republic of China (“TKE”) and owner of approximately 68% of EUPA’s capital stock. TKE is a major designer, manufacturer and marketer of small home and kitchen appliances, motor-driven products, vacuum cleaners and other consumer electronic products for brand name distributors worldwide.
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
     During the there month period ended March 31, 2006, fees charged to the related parties were approximately $277,246. These fees are included in accounts receivable. We carry relatively large accounts receivable, as the customer payment period is long, approximately 90 days. We invoice each of the related parties on a quarterly basis for services provided during the preceding calendar quarter and payments are due 90 days after receipt of the invoice. As of March 31, 2006 our accounts receivable balance of $507,817 is larger then normal because we invoiced TKE $105,304 for the unamortized balance of patents that we determined were impaired at December 31, 2005. Under our agreement with TKE these costs are reimbursed to us.
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
Results of Operations
Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

	March 31, 2006	March 31, 2005
Total Revenues	$277,246	$254,295
Cost of Revenues	271,927	249,943
Selling, General and Administrative Expense	146,637	46,503
Income (Loss) from Operations	($141,318)	($42,151)
Revenue from Fee Income
     During the three months ended March 31, 2006, revenue from fee income was $277,246 up from $254,295 in the first quarter of 2005. The increase in fee income is a result of increased sales of TKS, TKL and TKC in North America in the first quarter.
Cost of Revenues
     Cost of revenues was $271,927 for the three months ended March 31, 2006 compared with $249,943 in the first quarter of 2005. The increase in cost of revenues is directly related to the underlying changes in our revenues as outlined above.
General and Administrative Expenses
     General and administrative expenses were $146,637 for the three months ended March 31, 2006 compared with $46,503 in the first quarter of 2005. These expenses included accounting fees, wages and salaries and legal and other professional service expenses. The increase in general and administrative expenses was primarily due to the increase in accounting, legal, and other professional fees of $107,370 related to the restatement of our financial statements in our annual report on Form 10-KSB for the year ended 2004 and in our quarterly reports on Form 10-QSB for 2005 and to business advisory services.
     Loss from Operations
     The loss from operations was $(141,318) and $(42,151) for the three months ended March 31, 2006 and 2005, respectively, which was due to the increase in the amount of general and administrative expenses for the three months ended March 31, 2006 as described above.
     Non Operating income
     Non-operating income for the three months ended March 31, 2006 was $20,293 compared with $13,715 in the first quarter of 2005. Included in non-operating income was $3,933 of interest income, $16,502 of rental income, for the three months ended March 31, 2006. During the three months ended March 31, 2005, there was $660 of interest income, $13,587 of rental income.
     Net Loss
     For the three months ended March 31, 2006 we realized a net loss of $(122,625) compared to a net loss of $(30,036) for the three months ended March 31, 2005. The increase in net loss was primarily due to the increase in our general and administrative expenses as described above.

Liquidity and Capital Resources
     Our primary source of liquidity as of March 31, 2006 is our cash on hand. Net cash used in operations for the three months ended March 31, 2006 was $(423,780), as compared to net cash used in operations of $(123,487) during the same period in 2005. The decrease in net cash provided by operating activities was a result of the decrease in net income and an increase in our accounts receivable balance. Our cash and cash equivalents were $369,662 and $793,442 as of March 31, 2006 and December 31, 2005, respectively. Our current assets totaled $1,003,537 and $1,129,650 on March 31, 2006 and December 31, 2005, respectively. Our current liabilities were $126,032 and $143,758 on March 31, 2006 and December 31, 2005, respectively. Working capital was $877,505 and $985,892 as of March 31, 2006 and December 31, 2005, respectively.
     Net cash used in investing activities totaled $0, for the three months ended March 31, 2006, compared with $(12,461) for the three months ended March 31, 2005. The net cash change was $(423,780) and $(135,948) for the first quarter of 2006 and 2005, respectively.
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
Risks Relating to Resignation of Tsan-Kun Wu
     On March 11, 2005, Tsan-Kun Wu resigned from his positions as our President, Chief Executive Officer and Chairman of the Board of Directors, amidst two criminal proceedings involving alleged securities law violations and fraud in Taiwan. Mr. Wu is also the founder and Chairman of TKE. In one proceeding, Mr. Wu was convicted, on December 31, 2004, of manipulating the stock price of Sunfar Computer Co., Ltd. and sentenced to prison for 11/2 years. Mr. Wu’s prison sentence was suspended pending the outcome of a final appeal. In the second on-going proceeding, on November 11, 2004, Mr. Wu was indicted on charges of publicly offering shares of common stock of EUPA without first obtaining the necessary governmental approvals and securities fraud. We believe that the resolution of these legal proceedings, and resulting negative publicity, may negatively impact our business. However, Mr. Wu currently has no plans to resign from his position as chairman of TKE, and, as TKE’s management is not dependent on Mr. Wu, we do not expect the impact of Mr. Wu’s indictment to significantly impact EUPA’s business.
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
Item 3. Controls and Procedures
     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
     None.
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
     (b) Reports on Form 8-K.
     We have filed the following reports on Form 8-K for the three month period ended March 31, 2006 and thereafter through May ___, 2006:
     Form 8-K dated January 26, 2006, announcing the resignation of Alexander Man-Kit Ngan from his position as a member of our board of directors and the appointment of Victor Yang to the board of directors and as the sole member of the special Executive Committee of the board of directors.
     Form 8-K dated March 10, 2006, announcing that we had restated our financial statements for the annual report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004 and for the quarterly reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 and that, as a result, the consolidated financial statements contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004, as previously filed, and in our quarterly reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, as previously filed, should no longer be relied upon.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EUPA INTERNATIONAL CORPORATION
(Registrant)

Date: May 15, 2006	/s/ Yuan-Chung Tsai
Yuan-Chung Tsai
President and Chief Executive Officer

Date: May 15, 2006	/s/ Kung-Chieh Huang

Kung-Chieh Huang
Chief Financial Officer