Form 10QSB
period 2006-06-30
EUPA INTERNATIONAL CORP /NV/
filed 2006-08-14
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     20,900,024 shares of common stock, par value $0.001, were outstanding as of August 8, 2006.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEX

Page
Part I — Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Condensed Consolidated Statements of Changes in Stockholders’ Equity	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Controls and Procedures	15
Part II — Other Information	15
Item 1. Legal Proceedings	15
Item 6. Exhibits and Other Reports on Form 8-K	15
Signature	16
Certifications
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2006
	(Unaudited)	December 31, 2005
Current Assets
Cash and cash equivalents	$552,515	$793,442
Investment	100,000	100,000
Accounts receivable, related parties, net	122,984	230,572
Other receivable, related parties	2,512	5,229
Prepaid expenses	0	407

Total Current Assets	778,011	1,129,650

Fixed Assets
Property, furniture and equipment (net)	769,392	778,691

Total Fixed Assets	769,392	778,691

Other Assets
Intangible assets, net	277,401	274,521
Deposits	8,370	8,370

Total Other Assets	285,771	282,891

Total Assets	$1,833,174	$2,191,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$181,121	$99,282
Other payable, related parties	38,818	44,476

Total Current Liabilities	219,939	143,758

Deposits payable	4,100	4,100

Total Liabilities	224,039	147,858

Stockholders’ Equity
Common stock, $.001 par value, 25,000,000 shares authorized, 20,900,000 issued and outstanding	20,900	20,900
Additional paid in capital	1,984,203	1,973,203
Retained earnings (deficit)	(395,968)	49,271

Total Stockholders’ Equity	1,609,135	2,043,374

Total Liabilities and Stockholders’ Equity	$1,833,174	$2,191,232

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Fee income	$145,562	$219,763	$422,808	$474,058

Total revenue	145,562	219,763	422,808	474,058

Cost of revenue	142,708	213,934	414,635	463,877

Gross profit	2,854	5,829	8,173	10,181

General and administrative expenses	341,730	26,108	488,367	72,611

Income (loss) from operations	(338,876)	(20,279)	(480,194)	(62,430)

Other (income) expense
Interest income	(708)	(754)	(4,641)	(1,414)
Rental income	(15,838)	(16,051)	(32,340)	(29,638)
Miscellaneous	284	0	426	532

Total other (income) expense	(16,262)	(16,805)	(36,555)	(30,520)

Income (loss) before income taxes	(322,614)	(3,474)	(443,639)	(31,910)

Provision for income taxes	0	0	1,600	1,600

Net Income (loss)	($322,614)	($3,474)	($445,239)	($33,510)

Net loss per share (basic and diluted)
Basic	($0.015)	($0.000)	($0.021)	($0.002)
Diluted	($0.015)	($0.000)	($0.021)	($0.002)

Weighted average number of shares (See note 7)
Basic	20,900,024	20,900,024	20,900,024	20,900,024
Diluted	20,900,024	20,900,024	20,900,024	20,900,024
See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($445,239)	($33,510)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	17,358	35,072
Stock options issued for services	11,000	11,000
Translation adjustment	0	532
Decrease (Increase) in receivables	107,588	43,674
Decrease (Increase) in other receivables	2,717	25,720
Decrease (Increase) in prepaid expenses	407	2,800
(Decrease) Increase in accounts payable and accrued expenses	81,839	28,374
(Decrease) Increase in other payable	(5,658)	53,698

Total Adjustments	215,251	200,870

Net cash provided by (used in) operations	(229,988)	167,360

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	0	(5,472)
Increase in intangible assets	(10,939)	(13,335)

Net cash used in investing activities	(10,939)	(18,807)

Net change in cash and cash equivalents	(240,927)	148,553
Cash and cash equivalents at beginning of period	793,442	828,091

Cash and cash equivalents at end of period	$552,515	$976,644

Supplemental cash flows disclosures:
Income tax payments	$1,600	$1,600

Non cash investing and financing activities:
Stock issued for services	$11,000	$11,000

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	June 30, 2006
	(Unaudited)	December 31, 2005
Common stock, number of shares outstanding
Balance at beginning of period	20,900,024	20,900,024

Balance at end of period	20,900,024	20,900,024

Common stock, par value $.001 (thousands of shares)
Balance at beginning of period	$20,900	$20,900

Balance at end of period	20,900	20,900

Additional paid in capital
Balance at beginning of period	1,973,203	1,951,203
Issuance of stock options for service	11,000	22,000

Balance at end of period	1,984,203	1,973,203

Cumulative foreign-exchange translation adjustment
Balance at beginning of year	0	(532)
Foreign currency translation	0	532

Balance at end of period	0	0

Retained earnings
Balance at beginning of period	49,271	242,876
Foreign currency translation	0	(532)
Net income (loss)	(445,239)	(193,073)

Balance at end of period	(395,968)	49,271

Total Stockholders’ Equity at end of period	$1,609,135	$2,043,374

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
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
Intangible Assets
     We only capitalize legal fees and filing fees associated with registering internally developed patents and trademarks in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.”

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
Stock Based Compensation
     We have historically measured compensation from issuing stock options under the accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” which is an intrinsic value method. Accounting pronouncement SFAS No. 123(R), “Share-based Payment,” replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) establishes financial accounting and reporting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in an exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). As a small business issuer we are required to adopt SFAS No. 123(R) effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The adoption of SFAS No. 123R will not have any effect on our net income.
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
Income Taxes
     Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS No. 109, “Accounting for Income Taxes.”
Reclassification
     Certain amounts have been reclassified in prior years to be consistent with the classification as of June 30, 2006.
Note 2 — Property and Equipment
     A summary is as follows:

	June 30, 2006
	Unaudited	December 31, 2005
Building and improvements	$659,688	$659,688
Land	400,000	400,000
Machinery and equipment	218,537	218,537
Automobiles	108,067	108,067
Furniture and fixtures	64,759	64,759

	1,451,051	1,451,051
Less accumulated depreciation	(681,659)	(672,360)

	$769,392	$778,691

Note 3 — Intangible Assets
     A summary is as follows:

	June 30, 2006
	Unaudited	December 31, 2005
Patents and Trademark costs	$539,235	$528,295
Less accumulated amortization	(261,834)	(253,774)

	$277,401	$274,521

     Intangible assets consist of capitalized costs, such as legal fees and application fees, for patents and trademarks in accordance with APB Opinion No. 17. In accordance with SFAS No. 142 these costs are amortized over the legal life assigned to the patent or trademark, generally 17 years. They are also reviewed annually under SFAS No. 144 for impairment. We determine that an impairment of the intangible asset has taken place if the item is no longer being used in production by its customers and management believes that there is no future use of the patent or trademark. The net unamortized balance is written off as a cost of sales and charged back to our customers.
Note 4 — Compensated Absences
     All full time regular covered employees are eligible for vacation with pay according to the following schedule: After one (1) full year of continuous full time employment five (5) days of vacation, after two (2) full years of continuous full time employment eight (8) days of vacation, after three full years of continuous full time employment twelve (12) days of vacation, after four full years of continuous full time employment sixteen (16) days of vacation, and after five full years of continuous full time employment twenty (20) days of vacation leave. The date of employment on a full time permanent basis will be considered the anniversary date for vacation purposes. When a regular full time employee has completed fifty-two (52) weeks of continuous employment he/she will be considered as having earned the aforementioned vacation benefits. At the end of each year and at termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2006 vacation liability exists in the amount of $39,843.
Note 5 — Concentration — Related Party Transactions
     We had three customers during the six months ended June 30, 2006. Fees charged to these customers, all related parties, were approximately $422,808. Included in accounts receivable is $122,984 from these customers as of June 30, 2006.

Note 6 — Common Stock
     We recognize compensation expenses for non-employee stock-based compensation in accordance with SFAS No. 123R. In December 2001, we issued a non-employee stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 per share, vesting over a five year period. This stock option was granted to a related party in exchange for the on-going provision of consultant services and was valued using the book value approach. At the time of grant, the book value approach best estimated the value of the services to be provided. At the date of grant, the per unit weighted-average fair value of unit options granted was $0.11. During the six months ended June 30, 2006 we recognized consulting expenses of $11,000 under the non-employee stock option.
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
Note 8 — Line of Credit
     On May 29, 2006, we entered into a line of credit (the “Loan”) in the principal amount of $3,000,000 pursuant to a business loan agreement (the “Loan Agreement”) with ChinaTrust Bank (U.S.A.) (“ChinaTrust”), which is secured by all of our assets. We have also executed (i) a promissory note (the “Promissory Note”) evidencing the Loan, (ii) a security agreement (the “Security Agreement”) granting ChinaTrust a security interest in the Company’s inventory, chattel paper, accounts, equipment and general intangibles, and (iii) three deeds of trust (the “Deeds of Trust”) granting to ChinaTrust security interests in our real property, to secure our obligations under the Loan. The Promissory Note has a one-year term maturing on May 28, 2007. The Promissory Note bears interest at a variable rate based on the 6 month LIBOR plus a margin of 1.25%. The interest rate may not be adjusted more than once in each 6 month period. The initial interest rate is 6.39%. We intend to use amounts borrowed under the Loan to finance the repurchase of shares of our common stock and pay related fees and expenses in the reverse stock split (Note 9). Tsann Kuen Enterprise Co., Ltd., a corporation organized and existing in the Republic of China (“TKE”), owner of approximately 69.1% of the Company’s capital stock, will guarantee all draws made on the Loan.
Note 9 – Stock Split
     On June 1, 2006, we filed a Schedule 13E-3 Transaction Statement with the SEC regarding a “going private” transaction. Our board of directors (the “Board”), on the recommendation of its special Executive Committee, has authorized effectuating a reverse stock split of our common stock by amending our Articles of Incorporation to reduce the authorized number of shares of our common stock and reverse splitting the common stock to decrease the outstanding shares to below the new number of authorized shares (the “Split”). In the Split, we estimate that the authorized number of shares will be reduced from 25,000,000 to approximately 2,500 shares of common stock. The Split will be consummated at an estimated ratio of approximately one to 9,999. Our Board will determine the final ratio immediately before consummating the Split. Stockholders who own fewer shares of common stock than the amount of the Split ratio on the effective date of the Split will no longer be stockholders of our company. Stockholders holding more shares than the Split ratio on the effective date of the Split will remain stockholders of our company after the Split, but will only be entitled to receive payment for any fractional shares that would otherwise result from the Split. The shares we purchase will be cancelled and retired. The Split is designed to reduce the number of stockholders of record of the company to fewer than 500 so that we will be eligible to terminate the registration of our common stock under the federal securities laws. After the registration of our common stock is terminated, we will then no longer be required to file periodic reports and other information with the SEC. Stockholders who receive cash in lieu of fractional shares will be entitled to dissenters’ rights for the “fair value” of their fractional share under Nevada law.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the December 31, 2005 consolidated financial statements and notes thereto along with the MD&A included in EUPA’s 2005 Annual Report on Form 10-KSB for the period ended December 31, 2005 and the Quarterly Report on Form 10-QSB for the period ended March 31, 2006, the Form 8-K dated May 29, 2006, and the Schedule 13E-3 dated May 29, 2006, filed separately with the SEC. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.
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
Overview
     EUPA, through its wholly-owned subsidiary, Tsann Kuen U.S.A., an Illinois corporation (“TK USA”) provides sales and customer support, product design, research and development, and patent administration services to TKE. TKE is a major designer, manufacturer and marketer of small home and kitchen appliances, motor-driven products, vacuum cleaners and other consumer electronic products for brand name distributors worldwide.
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
     We have not been able to grow our business as originally planned and do not believe we will be able to do so, based on changes in the economy and market that have occurred since we adopted our business model. TKE is expected to reduce its use of our services and to restructure its business and operations, which is expected to cause us to curtail or discontinue our operations. Based on our size, financial resources, human capital, inability to grow our business, cost of remaining a public company, small number and percentage of shares that are held by the public, absence of sustained interest from public investors and securities research analysts, and inability to access the capital markets, we do not believe that the costs and burdens of maintaining our status as a public company are justified. As a result, we have filed a Schedule 13E-3 Transaction Statement with the SEC indicating our intention to effect a “going private” transaction. After we terminate the registration of our common stock under the federal securities laws and are no longer subject to the reporting and proxy requirements of the federal securities laws, we understand that TKE intends to effect a merger with us. As a private company, we could effect a merger with TKE under Nevada law, without incurring the costs associated with the proxy rules and other public reporting and disclosure obligations of the federal securities laws.
     During the six month period ended June 30, 2006, fees charged to the related parties were approximately $422,808. These fees are included in accounts receivable. We carry relatively large accounts receivable, as the customer payment period is long, approximately 90 days. We invoice each of the related parties on a quarterly basis for services provided during the preceding calendar quarter and payments are due 90 days after receipt of the invoice.
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

Results of Operations
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

	June 30, 2006	June 30, 2005
Total Revenues	$422,808	$474,058
Cost of Revenues	414,635	463,877
Selling, General and Administrative Expense	488,367	72,611
Income (Loss) from Operations	$(480,194)	$(62,430)
Revenue from Fee Income
     During the six months ended June 30, 2006, revenue from fee income was $422,808 down from $474,058 in the second quarter of 2005. The decrease in fee income is a result of decreased sales of TKS, TKL and TKC in North America in the first six months ended June, 30, 2006.
Cost of Revenues
     Cost of revenues was $414,635 for the six months ended June 30, 2006 compared with $463,877 in the second quarter of 2005. The decrease in cost of revenues is directly related to the underlying changes in our revenues as outlined above.
General and Administrative Expenses
     General and administrative expenses were $488,367 for the six months ended June 30, 2006 compared with $72,611 in the second quarter of 2005. These expenses included accounting fees, wages and salaries and legal and other professional service expenses. The increase in general and administrative expenses was primarily due to the increase in accounting and, legal, and other professional fees related to the restatement of our financial statements in our annual report on Form 10-KSB for the year ended 2004 and in our quarterly reports on Form 10-QSB for 2005 and for accounting, legal and business advisory services related to the “going private” transaction.
Loss from Operations
     The loss from operations was $(480,194) and $(62,430) for the six months ended June 30, 2006 and 2005, respectively, which was due to the increase in the amount of general and administrative expenses for the six months ended June 30, 2006 as described above.
Non-Operating income
     Non-operating income for the six months ended June 30, 2006 was $36,555 compared with $30,520 in the second quarter of 2005. Included in non-operating income was $4,641 of interest income, $32,340 of rental income, for the six months ended June 30, 2006. During the six months ended June 30, 2005, there was $1,414 of interest income, $29,638 of rental income.
Net Loss
     For the six months ended June 30, 2006 we realized a net loss of $(445,239) compared to a net loss of $(33,510) for the six months ended June 30, 2005. The increase in net loss was primarily due to the increase in our general and administrative expenses as described above.
Liquidity and Capital Resources
     Our primary source of liquidity as of June 30, 2006 is our cash on hand. Net cash used in operations for the six months ended June 30, 2006 was $(229,988), as compared to net cash provided by operations of $167,360 during the same period in 2005. The increase in net cash used in operating activities was a result of the increase in net loss. Our cash and cash equivalents were $552,515 and $793,442 as of June 30, 2006 and December 31, 2005, respectively. Our current assets totaled $778,011 and $1,129,650 on June 30, 2006 and December 31, 2005, respectively. Our current liabilities were $219,939 and $143,758 on June 30, 2006 and December 31, 2005, respectively. Working capital was $558,072 and $985,892 as of June 30, 2006 and December 31, 2005, respectively.

     Net cash used in investing activities totaled $(10,939) for the six months ended June 30, 2006, compared with $(18,807) for the six months ended June 30, 2005. The net cash change was $(240,927) and $148,553 for the second quarter of 2006 and 2005, respectively.
     We estimate that the total amount of funds necessary to make cash payments to stockholders in connection with the Split and for related expenses is approximately $975,000. We intend to use our available cash and liquid assets and the proceeds of the Loan to make cash payments to stockholders and to pay related fees and expenses.
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
Risks Relating to Resignation of Tsan-Kun Wu
     On March 11, 2005, Tsan-Kun Wu resigned from his positions as our President, Chief Executive Officer and Chairman of the Board of Directors, amidst two criminal proceedings involving alleged securities law violations and fraud in Taiwan. Mr. Wu is also the founder and was the Chairman of TKE until his resignation in June 2006. In one proceeding, Mr. Wu was convicted, on December 31, 2004, of manipulating the stock price of Sunfar Computer Co., Ltd. and sentenced to prison for 11/2 years. Mr. Wu’s prison sentence was suspended pending the outcome of a final appeal. In the second on-going proceeding, on November 11, 2004, Mr. Wu was indicted on charges of publicly offering shares of common stock of EUPA without first obtaining the necessary governmental approvals and securities fraud. We believe that the resolution of these legal proceedings, and resulting negative publicity, may negatively impact our business. We do not expect the impact of Mr. Wu’s indictment to significantly impact EUPA’s business.
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
Item 3. Controls and Procedures
     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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
     We have filed the following reports on Form 8-K for the six month period ended June 30, 2006 and thereafter through August 14, 2006:
     Form 8-K dated May 29, 2006, announcing that we have entered into a line of credit in the principal amount of $3,000,000 pursuant to a business loan agreement with ChinaTrust Bank (U.S.A.) secured by all of our assets.
     Form 8-K dated June 1, 2006, announcing that we filed a Schedule 13E-3 Transaction Statement with the SEC regarding a “going private” transaction.
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EUPA INTERNATIONAL CORPORATION
(Registrant)

Date: August 14, 2006	/s/ Yuan-Chung Tsai
Yuan-Chung Tsai
President and Chief Executive Officer

Date: August 14, 2006	/s/ Kung-Chieh Huang
Kung-Chieh Huang
Chief Financial Officer