Form 10QSB
period 2006-09-30
EUPA INTERNATIONAL CORP /NV/
filed 2006-11-14
CIK 1084382

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     20,900,024 shares of common stock, par value $0.001, were outstanding as of October 31, 2006.

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEX

Page
Part I — Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
Part II — Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Other Reports on Form 8-K
Signature
Certifications
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2006
	(Unaudited)	December 31, 2005
ASSETS

Current Assets
Cash and cash equivalents	$531,885	$793,442
Investment	0	100,000
Accounts receivable, related parties, net	123,199	230,572
Other receivable, related parties	24,599	5,229
Prepaid expenses	5,532	407

Total Current Assets	685,215	1,129,650

Fixed Assets
Property, furniture and equipment (net)	764,742	778,691

Total Fixed Assets	764,742	778,691

Other Assets
Intangible assets, net	273,430	274,521
Deposits	8,370	8,370

Total Other Assets	281,800	282,891

Total Assets	$1,731,757	$2,191,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$96,588	$99,282
Loan Payable	4,445	0
Other payable, related parties	82,672	44,476

Total Current Liabilities	183,705	143,758

Deposits payable	4,100	4,100

Total Liabilities	187,805	147,858

Stockholders’ Equity

Common stock, $.001 par value, 25,000,000 shares authorized, 20,900,000 issued and outstanding	20,900	20,900
Additional paid in capital	1,989,703	1,973,203
Retained earnings (deficit)	(466,651)	49,271

Total Stockholders’ Equity	1,543,952	2,043,374

Total Liabilities and Stockholders’ Equity	$1,731,757	$2,191,232

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Fee income	$152,079	$175,466	$574,887	$649,524

Total revenue	152,079	175,466	574,887	649,524

Cost of revenue	148,980	172,911	563,615	636,788

Gross profit	3,099	2,555	11,272	12,736

General and administrative expenses	92,423	135,334	580,790	207,945

Income (loss) from operations	(89,324)	(132,779)	(569,518)	(195,209)

Other (income) expense
Interest income	(4,949)	(2,122)	(9,590)	(3,536)
Rental income	(13,692)	(16,696)	(46,032)	(46,334)
Miscellaneous	0	0	426	532

Total other (income) expense	(18,641)	(18,818)	(55,196)	(49,338)

Income (loss) before income taxes	(70,683)	(113,961)	(514,322)	(145,871)

Provision for income taxes	0	0	1,600	1,600

Net Income (loss)	($70,683)	($113,961)	($515,922)	($147,471)

Net loss per share (basic and diluted)
Basic	($0.003)	($0.005)	($0.025)	($0.007)
Diluted	($0.003)	($0.005)	($0.025)	($0.007)

Weighted average number of shares (See note 7)
Basic	20,900,024	20,900,024	20,900,024	20,900,024
Diluted	20,900,024	20,900,024	20,900,024	20,900,024
See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($515,922)	($147,471)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	25,979	47,768
Stock options issued for services	16,500	16,500
Translation adjustment	0	532
Decrease (Increase) in receivables	107,373	170,655
Decrease (Increase) in other receivables	(19,370)	29,636
Decrease (Increase) in prepaid expenses	(5,125)	(3,874)
(Decrease) Increase in accounts payable and accrued expenses	(2,694)	(6,155)
(Decrease) Increase in other payable	38,196	52,296

Total Adjustments	160,859	307,358

Net cash provided by (used in) operations	(355,063)	159,887

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from sales of investment	100,000	0
Purchase of fixed assets	0	(5,472)
Increase in intangible assets	(10,939)	(18,938)

Net cash provided by (used in) investing activities	89,061	(24,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from loan payable	4,445	0

Net cash provided by financing activities	4,445	0

Net change in cash and cash equivalents	(261,557)	135,477

Cash and cash equivalents at beginning of period	793,442	828,091

Cash and cash equivalents at end of period	$531,885	$963,568

Supplemental cash flows disclosures:
Income tax payments	$1,600	$1,600

Non cash investing and financing activities:

Stock issued for services	$16,500	$16,500

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	September 30, 2006
	(Unaudited)	December 31, 2005

Common stock, number of shares outstanding
Balance at beginning of period	20,900,024	20,900,024

Balance at end of period	20,900,024	20,900,024

Common stock, par value $.001 (thousands of shares)
Balance at beginning of period	$20,900	$20,900

Balance at end of period	20,900	20,900

Additional paid in capital
Balance at beginning of period	1,973,203	1,951,203
Issuance of stock options for service	16,500	22,000

Balance at end of period	1,989,703	1,973,203

Cumulative foreign-exchange translation adjustment
Balance at beginning of year	0	(532)
Foreign currency translation	0	532

Balance at end of period	0	0

Retained earnings
Balance at beginning of period	49,271	242,876
Foreign currency translation	0	(532)
Net income (loss)	(515,922)	(193,073)

Balance at end of period	(466,651)	49,271

Total Stockholders’ Equity at end of period	$1,543,952	$2,043,374

See Accompanying Notes and Accountants’ Report

EUPA INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
EUPA INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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
Reclassification
     Certain amounts have been reclassified in prior years to be consistent with the classification as of September 30, 2006.
Note 2 — Property and Equipment
     A summary is as follows:

	September 30, 2006
	Unaudited	December 31, 2005
Building and improvements	$659,688	$659,688
Land	400,000	400,000
Machinery and equipment	218,537	218,537
Automobiles	108,067	108,067
Furniture and fixtures	64,759	64,759

	1,451,051	1,451,051
Less accumulated depreciation	(686,309)	(672,360)

	$764,742	$778,691

Note 3 — Intangible Assets
     A summary is as follows:

	September 30, 2006
	Unaudited	December 31, 2005
Patents and Trademark costs	$539,235	$528,295
Less accumulated amortization	(265,805)	(253,774)

	$273,430	$274,521

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
Note 4 — Compensated Absences
     All full time regular covered employees are eligible for vacation with pay according to the following schedule: After one (1) full year of continuous full time employment five (5) days of vacation, after two (2) full years of continuous full time employment eight (8) days of vacation, after three full years of continuous full time employment twelve (12) days of vacation, after four full years of continuous full time employment sixteen (16) days of vacation, and after five full years of continuous full time employment twenty (20) days of vacation leave. The date of employment on a full time permanent basis will be considered the anniversary date for vacation purposes. When a regular full time employee has completed fifty-two (52) weeks of continuous employment he/she will be considered as having earned the aforementioned vacation benefits. At the end of each year and at termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2006 vacation liability exists in the amount of $44,379.
Note 5 — Concentration — Related Party Transactions
     We had three customers during the nine months ended September 30, 2006. Fees charged to these customers, all related parties, were approximately $574,887. Included in accounts receivable is $123,199 from these customers as of September 30, 2006.

Note 6 — Common Stock
     We recognize compensation expenses for non-employee stock-based compensation in accordance with SFAS No. 123R. In December 2001, we issued a non-employee stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.001 per share, vesting over a five year period. This stock option was granted to a related party in exchange for the on-going provision of consultant services and was valued using the book value approach. At the time of grant, the book value approach best estimated the value of the services to be provided. At the date of grant, the per unit weighted-average fair value of unit options granted was $0.11. During the nine months ended September 30, 2006 we recognized consulting expenses of $16,500 under the non-employee stock option.
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
Note 9 — Stock Split
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the December 31, 2005 consolidated financial statements and notes thereto along with the MD&A included in EUPA’s 2005 Annual Report on Form 10-KSB for the period ended December 31, 2005 and the Quarterly Reports on Form 10-QSB for the periods ended June 30, 2006 and March 31, 2006, and the Amendment No. 1 to Schedule 13E-3 dated August 31, 2006, filed separately with the SEC. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.
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
     We have not been able to grow our business as originally planned and do not believe we will be able to do so, based on changes in the economy and market that have occurred since we adopted our business model. TKE is expected to reduce its use of our services and to restructure its business and operations, which is expected to cause us to curtail or discontinue our operations. Based on our size, financial resources, human capital, inability to grow our business, cost of remaining a public company, small number and percentage of shares that are held by the public, absence of sustained interest from public investors and securities research analysts, and inability to access the capital markets, we do not believe that the costs and burdens of maintaining our status as a public company are justified. As a result, we have filed a Schedule 13E-3 Transaction Statement, as amended by Amendment No. 1 to the Schedule 13E-3 Transaction Statement, with the SEC indicating our intention to effect a “going private” transaction. After we terminate the registration of our common stock under the federal securities laws and are no longer subject to the reporting and proxy requirements of the federal securities laws, we understand that TKE intends to effect a merger with us. As a private company, we could effect a merger with TKE under Nevada law, without incurring the costs associated with the proxy rules and other public reporting and disclosure obligations of the federal securities laws.
     During the nine month period ended September 30, 2006, fees charged to the related parties were approximately $574,887. These fees are included in accounts receivable. We carry relatively large accounts receivable, as the customer payment period is long, approximately 90 days. We invoice each of the related parties on a quarterly basis for services provided during the preceding calendar quarter and payments are due 90 days after receipt of the invoice.
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

Results of Operations
Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

	September 30, 2006	September 30, 2005
Total Revenues	$574,887	$649,524
Cost of Revenues	563,615	636,788
Selling, General and Administrative Expense	580,790	207,945
Income (Loss) from Operations	$(569,518)	$(195,209)
Revenue from Fee Income
     During the nine months ended September 30, 2006, revenue from fee income was $574,887 from $649,524 in the third quarter of 2005. The decrease in fee income is a result of decreased sales for TKS, TKL and TKC in North America during the nine months ended September 30, 2006.
Cost of Revenues
     Cost of revenues was $563,615 for the nine months ended September 30, 2006 compared with $636,788 in the third quarter of 2005. The decrease in cost of revenues is directly related to the underlying changes in our revenues as outlined above.
General and Administrative Expenses
     General and administrative expenses were $580,790 for the nine months ended September 30, 2006 compared with $207,945 in the third quarter of 2005. These expenses included accounting fees, wages and salaries and legal and other professional service expenses. The increase in general and administrative expenses was primarily due to the increase in accounting and, legal, and other professional fees related to the restatement of our financial statements in our annual report on Form 10-KSB for the year ended 2004 and in our quarterly reports on Form 10-QSB for 2005 and to accounting, legal and business advisory services related to the “going private” transaction.
Loss from Operations
     The loss from operations was $(569,518) and $(195,209) for the nine months ended September 30, 2006 and 2005, respectively, which was due to the increase in the amount of general and administrative expenses for the nine months ended September 30, 2006 as described above.
Non-Operating income
     Non-operating income for the nine months ended September 30, 2006 was $55,196 compared with $49,338 in the third quarter of 2005. Included in non-operating income was $9,590 of interest income, $46,032 of rental income, for the nine months ended September 30, 2006. During the nine months ended September 30, 2005, there was $3,536 of interest income, $46,334 of rental income.
Net Loss
     For the nine months ended September 30, 2006 we realized a net loss of $(515,922) compared to a net loss of $(147,471) for the nine months ended September 30, 2005. The increase in net loss was primarily due to the increase in our general and administrative expenses as described above.
Liquidity and Capital Resources
     Our primary source of liquidity as of September 30, 2006 is our cash on hand. Net cash used in operations for the nine months ended September 30, 2006 was $(355,063), as compared to net cash provided by operations of $159,887 during the same period in 2005. The increase in net cash used in operating activities was a result of the increase in net loss. Our cash and cash equivalents were $531,885 and $793,442 as of September 30, 2006 and December 31, 2005, respectively. Our current assets totaled $685,215 and

$1,129,650 on September 30, 2006 and December 31, 2005, respectively. Our current liabilities were $185,705 and $143,758 on September 30, 2006 and December 31, 2005, respectively. Working capital was $501,510 and $985,892 as of September 30, 2006 and December 31, 2005, respectively.
     Net cash provided in investing activities totaled $89,061 for the nine months ended September 30, 2006, compared with $(24,410) for the nine months ended September 30, 2005. The net cash change was $(261,557) and $135,477 for the third quarter of 2006 and 2005, respectively.
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
Risks Relating to Resignation of Tsan-Kun Wu
     On March 11, 2005, Tsan-Kun Wu resigned from his positions as our President, Chief Executive Officer and Chairman of the Board of Directors, amidst two criminal proceedings involving alleged securities law violations and fraud in Taiwan. Mr. Wu is also the founder and was the Chairman of TKE until his resignation in June 2006. In one proceeding, Mr. Wu was convicted, on December 31, 2004, of manipulating the stock price of Sunfar Computer Co., Ltd. and sentenced to prison for 11/2 years. Mr. Wu’s prison sentence was suspended pending the outcome of a final appeal. In the second on-going proceeding, on November 11, 2004, Mr. Wu was indicted on charges of publicly offering shares of common stock of EUPA without first obtaining the necessary governmental approvals and securities fraud. We believe that these legal proceedings, and resulting negative publicity, could have a material adverse effect on our results of operations and liquidity and the market price of our publicly traded securities.
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
Item 3. Controls and Procedures
     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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
EUPA INTERNATIONAL CORPORATION
(Registrant)

Date: November 7, 2006	/s/ Yuan-Chung Tsai
Yuan-Chung Tsai
President and Chief Executive Officer

Date: November 7, 2006	/s/ Kung-Chieh Huang
Kung-Chieh Huang
Chief Financial Officer